Form 10-Q
period 2015-06-30
Lockbox Link, Inc.
filed 2015-10-02
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2015

Commission File Number:

LOCKBOX LINK, INC.
(Name of issuer in its charter)

Nevada	7372	46-5441197
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

13708 Ruette Le Parc #C
Del Mar, CA 92014
858-353-9199
(Address and telephone number of principal executive offices and principal place of business

Iryna Clark
13708 Ruette Le Parc #C
Del Mar, CA 92014
858-353-9199
(Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 . Yes       . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                   . Yes       . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

      .  Large accelerated filer

      .  Accelerated filer

      .  Non-accelerated filer (Do not check if a smaller reporting company)

  X .  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  X . Yes       . No

Class	Outstanding at September 30, 2015
Common stock, $0.001 par value	5,444,5000

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 17A of the Securities Act of 1933, as amended, and Section 11E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, our capital needs, the competitiveness of the business in our industry, our strategies, our ability to attract and retain qualified officers and directors, demand for the Sample we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our Sample, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors.

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this filing. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. The Company undertakes no obligation to update or revise forward-looking statements

All references to “we”, “us”, “our”, or “” in this Quarterly Report on Form 10-Q mean Lockbox Link, Inc., its subsidiaries and affiliates.

PART 1 –- FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Financial Statements

LockBox Link, Inc.

(A Development Stage Company)

From Inception and for First and Second Quarter 2015 (January-June)

INDEX TO FINANCIAL STATEMENTS

Contents

Balance Sheet as of June 30, 2015 and December 31, 2014	4

Statements of Income for the three and six months ended June 30, 2015 and from date of Inception (April 10, 2014) to June 30, 2014 and 2015	5

Statements of Cash Flow for the six months ended June 30, 2015 and from date of Inception (April 10, 2014) to June 30, 2014 and 2015	6

Lockbox Link Inc.

Condensed Balance Sheet

as of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
ASSETS	unaudited	audited
Current assets
Cash and cash equivalents	$34,813	$54,408

Total current assets	34,813	54,408

Total assets	$34,813	$54,408

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$2,075	$5,390
Total liabilities	2,075	5,390

SHAREHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized 0 shares issued and outstanding	0	0
Common stock, 100,000,000 shares, par value $0.001 authorized, 5,444,500 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	5,445	5,445
Additional paid in capital	83,955	83,955
Deficit accumulated during development stage	(56,662)	(40,382)
Total shareholders' deficit	32,738	49,018

Total liabilities and shareholders' equity	$34,813	$54,408

Lockbox Link Inc.

Condensed Balance Sheet

For the three and six months ended June 30, 2015, from date of Inception (April 10, 2014) to June 30, 2015

						From inception
		3 months ended		6 months ended		(April 10, 2014) to
		June 30,		June 30,		June 30,
		2015		2015		2014

Revenue		$0		$0		$0

General expenses
Consulting fees		6,000		12,000		3,000
Professional fees		4,065		4,065		4,200
Operating expenses		215		215		721
Total general expenses		10,280		16,280		7,921

Net income (loss) from operations		$(10,280)		$(16,280)		$(7,921)

Loss per common share	$	**	$	**	$	**
Weighted average of
shares outstanding		5,444,500		5,444,500		4,588,694

** Less than $0.01 per share

Lockbox Link Inc.

Condensed Balance Sheet

For the six months ended June 30, 2015 and from date of Inception (April 10, 2014) to June 30, 2014 and 2015

	Six months	From inception
	Ended	April 10, 2014 to
	June 30,	June 30,
	2015	2015
Cash flows from operating activities:
Net income (loss)	$(16,280)	$(56,662)
Adjustment to reconcile net income (loss) to net cash
provided by operating activities
Increase (decrease) in payables	(3,315)	2,075
Net cash used in operating activities	(19,595)	(54,587)

Cash flows from investing activities:
None	0	0
Net cash realized from investing activities	0	0

Cash flows realized from financing activities:
Sale of common stock	0	89,400
Net cash realized from financing activities	0	89,400

Increase (decrease) in cash and cash equivalents	(19,595)	34,813

Cash and cash equivalents at beginning of period	54,408	0

Cash and cash equivalents at end of period	$34,813	$34,813

Lockbox Link, Inc.

Footnotes to the Condensed Financial Statements

For the six months ended June 30, 2015 and from Inception (April 10, 2014) to June 30, 2014.

1.

Organization and basis of presentation

LockBox Link, Inc. (the “Company”) is engaged in developing, producing, marketing and selling internet software applications to better facilitate transactions for the real estate industry. The Company was incorporated in the State of Nevada on April 10, 2014 with a principal office in Carson City. The Company is in the development stage and is presently undertaking research and development in what will become its core line of products. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology and resources.

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Lockbox Link, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2015, the results of operations and cash flows for the six months ended June 30, 2015 and from inception (April 10, 2014) through June 30, 2015. The balance sheet as of December 31, 2014 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

2.

Summary of Significant Accounting Policies

Development Stage Operations

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to scientific research and business development.

Election to be treated as an emerging growth company

In 2014, we elected to use the extended transition period now available for complying with new or revised accounting standards under Section 102(b) (1). This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. In this its first year, the Company has incurred a net loss and negative operating cash flow. To the extent the Company may have negative cash flows in the future; it will continue to require additional capital to fund operations. The Company obtained additional capital investments under various debt and common stock issues. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in obtaining sufficient revenues to generate positive cash flow. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.

Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

Accounts receivable

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are no Accounts receivable at June 30, 2015 or December 31, 2014.

Recognition of Revenues

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards and Codification for revenue recognition. The Company recognizes revenue services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(1)

Pervasive evidence of an arrangement exists;

(2)

The services have been rendered and all required milestones achieved;

(3)

The sale price is fixed or determinable; and

(4)

Collectability is reasonably assured.

Related party transactions

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include:

a.

Affiliates of the Company;

b.

Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity;

c.

Trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management;

d.

Principal owners of the Company;

e.

Management of the Company;

f.

Other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and

g.

Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

2.

Summary of Significant Accounting Policies (continued)

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include:

a.

The nature of the relationship involved;

b.

A description of the transactions, including transactions to which no amounts or nominal amounts were ascribed for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements;

c.

The dollar amount of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and

d.

Amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260 "Earnings Per Share" which codified SFAS No. 128. "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Income Tax

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes." under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Commitments and Contingencies.

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

2.

Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

Risk and Uncertainties

The Company is subject to risks common to companies in the service industry, including but not limited to litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements.

The Company has no off balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the periods ended June 30, 2015 or December 31, 2014.

Stock-based compensation

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

2.

Summary of Significant Accounting Policies (continued)

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements ASU 2014-10 eliminate the distinction of a development stage entity and certain related disclosure requirements including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity (deficit). The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 with its December 31, 2014 annual filing, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including it Emerging Issues Task Force), the AICPA and the SEC, and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the presented financial statements.

3.

Going Concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $56,662. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

4.

Accounts payable and accrued liabilities

As of June 30, 2015 and December 31, 2014, the Company has outstanding $2,075 and $5,390 in accounts payable and accrued expenses directly relating to operational expenses, legal fees, and compliance fees, respectively.

5.

Common Stock

The Company issued no shares of stock during the three or six months ended June 30, 2015.

During the period from inception (April 10, 2014) to June 30, 2014, the Company issued 5,000,000 shares of stock to its founder and 319,500 shares of stock to investors, for a total of 5,319,500 shares outstanding as of June 30, 2014.

As of June 30, 2015 and 2014, the Company has issued and outstanding 5,444,500 and 5,319,500 shares of common stock, respectively.

In third quarter 2014, the Company issued an additional 125,000 shares of common stock to investors, bringing the total outstanding shares to 5,444,500 as of December 31, 2014.

6.

Related party transactions

The Company has retained the services of Iryna Clarke as a consultant. As of June 30, 2015 and 2014, the Company has paid Ms. Clarke $12,000 and $3,000 for her consulting services, respectively.

7.

Net income (loss) per share

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares of stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted (loss) per share were the same for the periods ended June 30, 2015 and December 31, 2014.

For the periods ended June 30, 2015, December 31, 2014 and June 30, 2014, the Company posted losses less than $0.01 per basic and diluted share.

8.

Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of June 30, 2015 and December 31, 2014 are as follows:

Deferred tax assets	2015	2014
Net operating loss carryforward	$22,665	$16,153
Less valuation allowance	(22,665)	(16,153)
Total net deferred tax assets	$0	$0

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2015 and 2014, respectively, is as follows:

	2015	2014
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Total tax rate	40.0%	40.0%
Less valuation allowance	(40.0)	(40.0)
	0.0%	0.0%

9.

Subsequent events

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

Item 2. Management’s Discussion and Analysis

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements”.

GENERAL OVERVIEW

We were incorporated in the State of Nevada on April 10, 2014, as Lockbox Link, Inc. Our principal executive offices are located at 13708 Ruette Le Parc #C, Del Mar, CA 92014. Lockbox Link, Inc.’s initial focus is on servicing the California market. The company’s intended product is a cloud based software solution (SaaS) that is built to provide guidance and security to all the parties who participate in the home buying/selling process via limited control access and innovative user interface. We intend to design Lockbox link to take advantage of the structured flow and repeatability of existing real estate transaction processes. The Company’s intended product will strive to provide listing agents the opportunity to increase customer satisfaction, improve productivity, and ensure business continuity by offering their clients a simplified, secure, and predictable home buying process. We are attempting to design Lockbox Link to take advantage of the structured flow and repeatability of existing real estate processes. To this end, we expect to create software that will offer to its users modifiable transaction templates, allowing seamless integration into brokerages’ workflow.

The intended product will consist of brokerage-branded virtual ‘rooms’, with each ‘room’ corresponding to a listed property. Each of the room pages will have a list of documentation pertaining to the specific property, transaction-specific templates (pre-listing, pre-offer, offer, etc.) and a user-specific dashboard that indicates status of the transaction.

We expect the initial California focus will be on the larger markets of San Diego, Los Angeles, and San Francisco. As and if the product gains widespread usage in the California market, the company intends to roll the product out to the greater United States.

Critical Accounting Policies

The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2014, have been omitted.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Revenue Recognition

Sales will be recorded when users of the developed product subscribe to the service and payment is processed. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as of September 30, 2015. Our company had not made any sales as of September 30, 2015.

Results of Operations

As of June 30, 2015 and for the three months ended June 30, 2015.

At this time, we have not made any sales nor have we generated any revenue. This is due to the fact that the company only started operations April 10, 2014, and is still developing the software, which will be our core product.

Software development, general and administrative expenses, and legal and financial expenses were $10,280 for the three months ending September 30, 2015. Our expenses for the period between inception (April 10, 2014) and June 30, 2014 were $7,921.

Our net loss for the three months ending June 30, 2015 was $10,280 as compared to $7,921 during that same period in 2014. These losses primarily reflect the costs associated with starting up our business.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $56,662. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Since inception, the Company has financed its activities principally from shareholder equity investments. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, debt financing and loans from private individuals, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful in achieving its financing goals at reasonably commercial terms, if at all.

Unpredictability of Future Revenues

As a result of our limited operating history, the continued development of our software, and whether the general public will accept that software, we are unable to accurately forecast future revenues. Our current and future expense levels are based largely on software development and professional fees. Such costs are to a significant extent fixed and expected to increase.

Sales and operating results generally depend on a number of factors which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall in the future, nor may we be able to anticipate significant obstacles to software development in a timely manner. Accordingly, any significant shortfall in future sales or unforeseen software development costs would have an immediate adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, some of which are outside of our control.

Off-Balance Sheet Arrangements

The Company is not currently engaged in any off-balance sheet arrangements, as defined by Item 303(c)(2) of Regulation S-B. The Company has not engaged in any off-balance sheet arrangements during the last fiscal year, and is not reasonably likely to engage in any off-balance sheet arrangements in the near future.

Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three months ending June 30, 2015 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the President and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President and Chief Financial Officer does not relate to reporting periods after September 30, 2015.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s President and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2015 under the criteria set forth in the Internal Control-Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to the lack of an independent Audit Committee, as well as a lack of segregation of duties, resulting from the Company’s limited resources.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOCKBOX LINK, INC.
REGISTRANT

/S/ Iryna Clark
Signature

30 September 2015
Date

Iryna Clark
Name

CEO
Title