Form 10-Q
period 2015-09-30
Lockbox Link, Inc.
filed 2015-11-13
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2015

Commission File Number:  333-198677

LOCKBOX LINK, INC.
(Name of issuer in its charter)

Nevada	7372	46-5441197
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

      .Yes       .No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

       .Yes       .No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

      .Large accelerated filer

      .Accelerated filer

      .Non-accelerated filer (Do not check if a smaller reporting company)

  X .Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  X .Yes       .No

Class	Outstanding at September 30, 2015
Common stock, $0.001 par value	5,444,500

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

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this filing. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. The Company undertakes no obligation to update or revise forward-looking statements

All references to “we”, “us”, “our”, or “” in this Quarterly Report on Form 10-Q mean Lockbox Link, In, its subsidiaries and affiliates.

PART 1 –- FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Financial Statements

LockBox Link, Inc.

(A Development Stage Company)

From Inception and for First and Second Quarter 2015 (January-June)

INDEX TO FINANCIAL STATEMENTS

Contents

Balance Sheet as of September 30, 2015 and December 31, 2014	4

Statements of Income for the nine months ended September 30, 2015 and from date of Inception (April 10, 2014) to September 30, 2014	5

Statements of Cash Flow For the nine months ended September 30, 2015 and from date of Inception (April 10, 2014) to September 30, 2014	6

Lockbox Link Inc.

Condensed Balance Sheet

As of September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
ASSETS	unaudited	audited
Current assets
Cash and cash equivalents	$26,062	$54,408

Total current assets	26,062	54,408

Total assets	$26,062	$54,408

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	2,295	5,390
Total liabilities	2,295	5,390

SHAREHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized 0 shares issued and outstanding	0	0
Common stock, 100,000,000 shares, par value $0.001 authorized, 5,444,500 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	5,445	5,445
Additional paid in capital	83,955	83,955
Deficit accumulated during development stage	(65,633)	(40,382)
Total shareholders' deficit	23,767	49,018

Total liabilities and shareholders' equity	$26,062	$54,408

Lockbox Link Inc.

Condensed Statement of Operations

For the nine months ended September 30, 2015

and from date of Inception (April 10, 2014) to September 30, 2014

								From inception
		Three months		Three months		Nine months		(April 10, 2014)
		ended		ended		ended		to
		September 30,		September 30,		September 30,		September 30,
		2015		2014		2015		2014

Revenue		$0		$0		$0		$0

General expenses
Consulting fees		6,000		8,000		18,000		11,000
Professional fees		2,785		4,250		7,225		8,450
Operating expenses		186		452		26		1,173
Total general expenses		8,971		12,702		25,251		20,623

Net income (loss) from operations		$(8,971)		$(12,702)		$(25,251)		$(20,623)

Loss per common share	$	**	$	**	$	**	$	**

Weighted average of shares outstanding		5,444,500		5,394,225		5,444,500		4,431,384

** Less than $0.01 per share

Lockbox Link Inc.

Condensed Statement of Cash Flows

For the nine months ended September 30, 2015

and from date of Inception (April 10, 2014) to September 30, 2014

	Nine months	From inception	From inception
	Ended	April 10, 2014 to	April 10, 2014 to
	September 30,	September 30,	September 30,
	2015	2014	2015
Cash flows from operating activities:
Net income (loss)	$(25,251)	$(20,623)	$(65,633)
Adjustment to reconcile net income (loss) to net cash
provided by operating activities
Increase (decrease) in payables	(3,095)		2,295
Net cash used in operating activities	(28,346)	(20,623)	(63,338)

Cash flows from investing activities:
None	0	0	0
Net cash realized from investing activities	0	0	0

Cash flows realized from financing activities:
Sale of common stock	0	89,400	89,400
Net cash realized from financing activities	0	89,400	89,400

Increase (decrease) in cash and cash equivalents	(28,346)	68,777	26,062

Cash and cash equivalents at beginning of period	54,408	0	0

Cash and cash equivalents at end of period	$26,062	$68,777	$26,062

Lockbox Link, Inc.

Footnotes to the Condensed Financial Statements

For the nine months ended September 30, 2015 and from the date of Inception,

(April 10, 2014) to September 30, 2014.

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

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Lockbox Link, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2015, the results of operations and cash flows for the nine months ended September 30, 2015 and from inception (April 10, 2014) through September 30, 2015.  The balance sheet as of December 31, 2014 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

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

Cash and cash equivalents

For financial statement presentation purposes, the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

Accounts receivable

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are no Accounts receivable at September 30, 2015 or December 31, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the periods ended September 30, 2015 or December 31, 2014.

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

3.

Going Concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $65,633. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

4.

Accounts payable and accrued liabilities

As of September 30, 2015 and December 31, 2014, the Company has outstanding $2,295 and $5,390 in accounts payable and accrued expenses directly relating to operational expenses, legal fees, and compliance fees, respectively.

5.

Common Stock

The Company issued no shares of stock during the three or nine months ended September 30, 2015.

During the period from inception (April 10, 2014) to September 30, 2014, the Company issued 5,000,000 shares of stock to its founder and 444,500 shares of stock to investors, for a total of 5,444,500 shares outstanding as of September 30, 2014.

6.

Related party transactions

The Company has retained the services of Iryna Clarke as a consultant. As of September 30, 2015 and 2014, the Company has paid Ms. Clarke $18,000 and $11,000 for her consulting services, respectively.

7.

Net income (loss) per share

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares of stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted (loss) per share were the same for the periods ended September 30, 2015 and December 31, 2014.

For the periods ended September 30, 2015, December 31, 2014 and September 30, 2014, the Company posted losses less than $0.01 per basic and diluted share.

8.

Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of September 30, 2015 and December 31, 2014 are as follows:

Deferred tax assets	2015	2014
Net operating loss carryforward	$26,253	$16,153
Less valuation allowance	(26,253)	(16,153)
Total net deferred tax assets	$0	$0

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2015 and 2014, respectively, is as follows:

	2015	2014
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Total tax rate	40.0%	40.0%
Less valuation allowance	(40.0)	(40.0)
	0.0%	0.0%

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

Revenue Recognition

Sales will be recorded when users of the developed product subscribe to the service and payment is processed. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as of September 30, 2015. Our company has not made any sales as of September 30, 2015.

Results of Operations

As of September 30, 2015 and for the three months ended September 30, 2015.

At this time, we have not made any sales nor have we generated any revenue. This is due to the fact that the company only started operations April 10, 2014, and is still developing the software, which will be our core product.

Software development, general and administrative expenses, and legal and financial expenses were $8,971 for the three months ending September 30, 2015. Our expenses for the period between inception (April 10, 2014) and September 30, 2014 were $20,623.

Our net loss for the three months ending September 30, 2015 was $8,971 as compared to $12,702 during that same period in 2014. These losses primarily reflect the costs associated with starting up our business.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $65,633. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

 No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

16 November 2015
Date

Iryna Clark
CEO