Form 10-K
period 2015-12-31
Lockbox Link, Inc.
filed 2016-03-28
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.

LOCKBOX LINK, INC.

(Exact Name of Registrant as specified in its Charter)

Nevada	7372	46-5441197
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

13708 Ruette Le Parc #C

Del Mar, CA 92014

(Address of Principal Executive Office)(Zip Code)

Issuer’s telephone number:  (858) 353-9199

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes      .  No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      .  No  X .

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .  No      .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                 Yes  X .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes      .  No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filed	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  X .  No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There was not an active market and no trading volume during fiscal 2014 and there has been no trading volume in 2015, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 18, 2016 is deemed to be $-0-.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February XX, 2016
Common stock, $.001 par value	5,444,500

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

We were formed as a Nevada corporation on April 10, 2014 as Lockbox Link, Inc. We are a development stage company specializing in providing real estate agents in the United States the opportunity to increase customer satisfaction, improve productivity, and ensure business continuity by offering the agents' clients a simplified, secure, and predictable home buying process. Our principal executive offices are located at 13708 Ruette Le Parc #C, Del Mar, CA 92014. Our phone number is 858-353-9199.

Principal Products or Services and Their Markets

The company’s intended product is a cloud based software solution (SaaS) that is being developed to provide guidance and security to all the parties who participate in the home buying/selling process via limited control access and innovative user interface. Our proposed solution "Lockbox Link," will be designed to take advantage of the structured flow and repeatability of existing real estate transaction processes.

We intend to provide a customizable virtual Data Room specifically designed to simplify and automate real estate transactions. We expect our software will offer its users modifiable transaction templates, allowing seamless integration into brokerages’ workflow. This service will be designed to be made available through a cloud-based software-based platform we have named “Lockbox Link". We expect Lockbox Link to have a subscription fee of $10/month. Our initial focus will be on servicing the California market. As and when the business grows, we intend to broaden our market area to other States and eventually the entire United States. However there can be no assurance that Lockbox Link will be successfully developed, or even if developed, that the Company will be successful in marketing it.

As of the date of this 10-K filing, we have commenced only limited operations with no revenues. Management estimates that the Company does not have sufficient funds to cover the cost of operating our business for the next 12 months.

We may raise additional capital, by selling shares of our common stock or borrowing funds. We have no commitments from any source to provide additional funding. There can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

Employees

At the present time, Ms. Iryna Clark, our sole officer and director and major shareholder is our only employee. Ms. Clark is devoting such time as required to actively seek business for the Company.

Competition, Competitive Position in the Industry and Methods of Competition

None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

We have an employment agreement in place with Iryna Clark, our sole officer and director and major shareholder. Ms. Clark is devoting such time as required to actively seek business for the Company.

Need For Any Government Approval of Principal Products or Services

None; not applicable

Effect of Existing or Probably Governmental Regulation on Business

None; not applicable

Cost and Effects of Compliance with Environmental Laws (federal, state and local)

None; not applicable

ITEM 1A.  RISK FACTORS

The Company’s business is subject to numerous risk factors, including the following:

Our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, stockholders will lose their investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.”

Even if we no longer qualify as an “emerging growth company”, we may still be subject to reduced reporting requirements so long as we are considered a “Smaller Reporting Company.”

Many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $75 million of worldwide common equity held by non-affiliates.  So, although we may no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements.

We may not be able to adequately protect our intellectual property, which may facilitate the development of competing services by others.

At this time our only intellectual property is the source code which is being written to run our first application.  We will rely on a combination of trade secret and copyright laws, restrictions on disclosure, to protect it and any other intellectual property rights which may develop during the time of and upon completion of our initial source code. Despite our efforts to protect our source code and any other proprietary rights which may develop; third parties may copy or otherwise obtain and use our apps or technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. If we fail to adequately protect our intellectual property rights, it will be easier for our competitors to sell competing apps.

Our services may infringe on the intellectual property rights of third parties, which may result in lawsuits and prohibit us from selling our services or subject us to litigation costs and monetary damages.

There is a risk that third parties have filed or will file applications for, or have received or will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. As a result, from time to time, third parties may assert patent or other intellectual property rights to technologies that are used in our services or are otherwise important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers, customers or partners with respect to existing or future services or other proprietary rights. We generally undertake to indemnify our customers and partners against intellectual property infringement claims asserted against them with respect to the services we sell to, or distribute through, them. Any claims against us or customers or partners that we indemnify against intellectual property claims, with or without merit, may be time-consuming, result in costly litigation or monetary damages and diversion of technical and management personnel, or require us to develop non-infringing technology. If a claim is successful, we may be required to obtain a license from the parties claiming the infringement. If we are unable to obtain a license, we may be unable to market our affected services. Limitations on our ability to market our services and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement would harm our business.

Our present limited operations have not yet proven profitable.

To date we have not shown a profit in our operations. We do not presently have a market-ready product, and we currently do not have any customers. We cannot assure that we will achieve or attain profitability in 2014 or at any other time. If we cannot achieve operating profitability, we may not be able to meet our working capital requirements, which will have a material adverse effect on our business operating results and financial condition.

Ms. Clark has no experience in running a public company. The lack of experience in operating a public company could impact our return on investment, if any.

As a result of our reliance on Ms. Clark, and her lack of experience in operating a public company, our investors are at risk in losing their entire investment. Ms. Clark intends to hire personnel in the future, when sufficiently capitalized, who would have the experience required to manage our company, such management is not anticipated until the occurrence of future financing. Until such a future offering occurs, and until such management is in place, we are reliant upon Ms. Clark to make the appropriate management decisions.

Ms. Clark is involved with other businesses and there can be no assurance that she will continue to provide services to us. Ms. Clark’s limited time devotion to Lockbox Link could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Ms. Clark is currently and may continue to be involved with other businesses.

Ms. Clark is planning on allocating an additional 15 to 20 hours a week to the affairs of Lockbox Link; however there can be no assurance that she will continue to provide services to us. Ms. Clark will devote only a portion of her time to our activities.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our start-up nature, we will have to incur the costs of website and marketing development, and all other associated fees. To fully implement our business plan we will require additional funding.

We will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

Our network is subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.

Online and mobile commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

•

our encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information;

•

we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our website or use of our products and services;

•

someone could circumvent our security measures and misappropriate our partners’ or our customers’ intellectual property, interrupt our operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

•

our computer systems could fail and lead to service interruptions;

•

we may be unable to scale our infrastructure with increases in customer demand; or

•

our network of facilities may be affected by a natural disaster, terrorist attack or other catastrophic events.

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation and expose us to litigation or liability. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

We Have a Limited Operating History.

We have a limited operating history and cannot predict if we will be successful in pursuing our business. We commenced operations as Lockbox Link, Inc. on April 10, 2014. We have not yet generated any revenue from our business and may not be able to ever generate revenues and even if we do generate revenues, there can be no assurance that we will attain profitable operations.

If real estate agents, brokers, mortgage professionals or other advertisers do not include us in their advertising spending and we are unable to attract other advertisers, our business would be harmed

Our current financial model depends partially on advertising revenues generated almost entirely through sales to real estate agents, brokerages, mortgage lenders, and advertisers in categories relevant to real estate. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue depends on a number of factors, including:

•

Increasing the number of consumers of our products and services;

•

Competing effectively for advertising dollars with other online media companies;

•

Continuing to develop our advertising products and services;

•

Keeping pace with changes in technology and with our competitors; and

•

Offering an attractive return on investment to our advertisers for their advertising spending with us.

While real estate agents, brokers, and home buyers/sellers participating in our subscription-based software generally commit to contract terms of 12 months, we do not anticipate long-term contracts with advertisers. Those advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. In addition, as subscriptions for our software expire, we may not be successful in renewing these subscriptions, securing new subscriptions or increasing the amount of revenue we earn for a given subscription over time. We may not succeed in capturing a greater share of our advertisers’ spending if we are unable to convince advertisers of the effectiveness or superiority of our products as compared to alternatives, including traditional offline advertising media such as television and newspapers. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenues and business, results of operations and financial condition would be harmed.

If we do not innovate and provide products and services that are attractive to our users and to our advertisers, our business could be harmed.

Our business will depend on our continued innovation to provide products and services that make our website and mobile applications useful for consumers and real estate and mortgage professionals and attractive to our advertisers. As a result, we anticipate having to continually invest significant resources in research and development in order to improve the attractiveness and comprehensiveness of our products and services and effectively incorporate new Internet and mobile technologies into them. If we are unable to provide products and services that users, including real estate professionals, want to use, then users may become dissatisfied and use competitors’ websites and mobile applications. If we are unable to continue offering innovative products and services, we may be unable to attract additional users and advertisers or retain users and advertisers which elect to use our service, which could harm our business, results of operations and financial condition.

We may be unable to increase awareness of the Lockbox link brand cost effectively, which could harm our business.

We will rely heavily on the Lockbox Link brand, which we believe is a key asset of our company. Awareness and perceived quality and differentiation of the Lockbox Link brand are important aspects of our efforts to attract and expand the number of consumers who use our website and mobile applications. Should the competition for awareness and brand preference increase among real estate cloud based software providers, we may not be able to successfully maintain or enhance the strength of our brand. If in the future we choose to engage in a paid advertising campaign to further promote the Lockbox Link brand, such efforts may not be successful. If we are unable to maintain or enhance user and advertiser awareness of our brand cost-effectively, our business, results of operation and financial condition could be harmed.

We are dependent on the real estate industry, and changes to that industry, or declines in the real estate market or increases in mortgage interest rates, could reduce the demand for our products and services.

Our financial prospects are significantly dependent on real estate shoppers using our services. Real estate shopping patterns depend on the overall health of the real estate market, which has been volatile in the recent years. Changes to the regulation of the real estate industry, including mortgage lending, may negatively impact the prevalence of home ownership. Changes to the real estate industry, declines in the real estate market or increases in mortgage interest rates could reduce demand for our services. Real estate markets may also be negatively impacted by a significant natural disaster, such as earthquake, fire, flood, or other disruption.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We do not currently own any real estate or other properties. We utilize office space in the residence of our President at no cost. We will not seek independent office space until we recognize income.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There has been no public market for our securities. We cannot assure you that there will be a market in the future for our common stock.

The Company intends to seek to have its shares listed on the OTC Markets. OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of March 18, 2016, we do not have a valid trading symbol and our shares of common stock are not being traded on the public markets.

Holders

As of March 18, 2016, there were 23 shareholders of record holding 5,444,500 issued and outstanding shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2015 and December 31, 2014. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future. Our ability to pay cash dividends is subject ot limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This annual report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund out working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

These statements often can be identified by the use of terms such as "may," "will," “should,” “could,” “would,” "expect," “plans,” "believe," "anticipate," "estimate," “projects,” “predicts,” “potential,”, "approximate" or "continue," or the negative thereof and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs if we proceed with our current business plan. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Years Ended December 31, 2015 and December 31, 2014

We have experienced losses since inception. We did not generate any revenue for the year ended December 31, 2015 or 2014. Expenses during the year ended December 31, 2015 were $24,000 in consulting fees, $11,985 in professional fees and $212 in operating expenses, compared to $20,500 in consulting fees, $13,950 in professional fees and $5,932 in operating expenses for the period from date of inception (April 10, 2014) through December 31, 2014. At year end December 31, 2015 we had a net loss of $36,197 compared to a net loss of $40,382 for the period from inception (April 10, 2014) through December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, the Company had available cash on hand and total assets of $15,651 compared to $54,408 as at December 31, 2014. The decrease in cash and total assets were due to the use of cash for operating activities as the Company did not raise any new funding from financing or investing activities. We anticipate our expenses for the next twelve months will be approximately $37,000.

At December 31, 2015, the Company had total liabilities of $2,830 compared to liabilities of $5,390 as at December 31, 2014. The decrease in liabilities was due to the lack of non-reoccurring startup expenses.

During the year ended December 31, 2015, the Company did not have any equity transactions. During the period from inception (April 10, 2014) through December 31, 2014, the Company issued 5,444,500 common shares for proceeds of $89,400.

Cashflow from Operating Activities

During the year ended December 31, 2015, the Company used cash of $38,757 for operating activities compared to $34,992 during the period from inception (April 10, 2014) through December 31, 2014. The increase in the use of cash for operating activities was due to the fact that the Company was incorporated on April 10, 2014, and thus only incurred expenses related to operating activities for 8 months in 2014, as opposed to a full calendar year in 2015.

Cashflow from Investing Activities

During the years ended December 31, 2015 and 2014, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2015, the Company did not have any financing activities. During the year ended December 31, 2014, the Company received $89,400 from the issuance of common shares.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to conduct and continue day to day activities. For these reasons, our auditors stated in their report on our audited financial statements, as at and for the years ended December 31, 2015 and 2014, that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Plan of Operation and Funding

The Company is developing a minimum viable product to test it with key customer segments in order to prepare for a deployment of this product in selected markets in 2016. The Company is conducting primary market research to identify and engage a core community of Beta testers, developing user interface and user experience maps as an internal effort, and may use an external developer to develop the initial prototype. Our internal team has significant experience in market research, software planning, testing and prototyping capabilities.

During the product development stage, we will be actively collecting leads, including those for Product Testers, future end-users and industry facilitators. Our pre-launch leads generation program consists of proactive Interest List opt-in on our website, Lockboxlink.com, attendees from the industry and networking events, and referrals. In addition, our team will be reaching out to industry experts and opinion leaders in order to develop relationships that will facilitate future sales.

Need for Additional Financing

Our current burn rate is $3,017 per month. We believe our current cash on hand will not be sufficient to meet our operational needs through the next 12 months. Management believes we will have sufficient revenues to meet our needs through the next 12 months. However, there can be no assurances to that effect. We intend that working capital requirements will be funded through a combination of loans from the principal shareholders, as to which there can be no assurance, and further issuances of securities, also as to which there can also be no assurance. Our working capital requirements are expected to increase as our revenue increases.

We have no lines of credit or other bank financing arrangements. Additional issuances of equity or convertible debt securities, if any, will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of any new prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of December 31, 2015, and as of the date of filing this Annual Report on Form 10-K, we did not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment unless and until we acquire assets or obtain significant revenue producing contracts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

 (b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2013 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

IRYNA CLARK 13708 RUETTE LE PARC #C DEL MAR, CA 92014	38	Chairman of the Board, President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Biographical Information and Background of officer and director

Iryna Clark, 38, has extensive experience with business to business (B2B) marketing, specifically advising senior executives across the B2B spectrum with a focus on the life sciences, software, and technology sectors. She is a Principal at InceptPoint Consulting (2009 – Current), a marketing agency focused on Life Sciences and Technology businesses. Her expertise helps clients to improve business results by optimizing their product positioning mix, developing effective go-to market (GTM) strategies, improving sales force effectiveness, integrating online/mobile/traditional brand presence, and refining customer acquisition/retention strategies. Prior to her current position at InceptPoint Consulting, Ms. Clark served as a Director of Marketing at Innovive, Inc., where she was a key contributor in growing a biotechnology manufacturer from its first sale to a multi-million dollar market leader with sales in 18 countries. Ms. Clark is a graduate of the University of California San Diego, where she received a B.A. in Media. Ms. Clark also earned her MBA from the Anderson School of Business at the University of California Los Angeles. Ms. Clark is fluent in English, Russian and Ukranian. Ms. Clark will devote 60% of her time to the business of the Company.

Audit Committee

We do not have an audit committee financial expert. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an important entity level control over the Company’s financial statement. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy  petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole officer and director, Iryna Clark, who currently devotes approximately 60% of her time to the Company, and is paid a monthly salary of $2,000.00 per month. We intend to hire employees on an as needed basis, and if and when we can afford to pay employees.

ITEM 11.  EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our chief executive officer and all other executive officers (collectively, the “ Named Executive Officers ” ) from inception on April 10, 2014 until December 31, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Iryna Clark, Sole Officer	2014 and	$20,500	0	0	0	0	0	0	$20,500
	2015	$24,000	0	0	0	0	0	0	$24,000

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf. Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein. However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2015 and as of the date of the filing of this annual report by:

•

each of our executive officers;

•

each director;

•

each person known to us to own more than 5% of our outstanding common stock; and

•

all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock, $.001 p.v.	Iryna Clark 13708 Ruette Le Parc #C Del Mar, CA 92014	*4,500,000 shares of common stock	82.65%

*Assuming the sale of 500,000 shares of common stock owned by Ms. Clark is sold pursuant to Registration Statement filed August 17, 2015.

The percent of class is based on 5,444,500 shares of common stock issued and outstanding as of the date of this Form 10-K Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of Iryna Clark to conduct our activities at no charge.

Certain Business Relationships

None.

Indebtedness of Management

None; not applicable.

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities.  In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Lockbox Link, Inc. annual financial statement and review of financial statements included in Lockbox Link’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,500 for fiscal year ended 2015 and $3,500 for fiscal year ended 2014.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Lockbox Link’s financial statements that are not reported above were $0 for fiscal year ended 2015 and $0 for fiscal year ended 2014.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $600 for fiscal year ended 2015 and $600 for fiscal year ended 2014.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2015 and $0 for fiscal year ended 2014.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31.1	Certification of the Principal Executive Officer and Attached Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

*  Incorporated by reference. Filed as exhibit to S-1/A on May 27, 2015.

**  The Exhibit attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K

None.

(c)  Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCKBOX LINK, INC.

Dated: March 18, 2016	By:	/s/ Iryna Clark
Iryna Clark, President and Chief Executive Officer and Chief Financial Officer

Financial Statements

LockBox Link, Inc.

(A Development Stage Company)

For the year ended December 31, 2015 and

April 10, 2014 (inception) to December 31, 2014 (Audited)

LockBox Link, Inc.

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

LockBox Link, Inc.

We have audited the accompanying balance sheets of LockBox Link, Inc. (“the Company”) as of December 31, 2015 and 2014 and the related statements of operations, stockholder's deficit, and cash flows for the year ended December 31, 2015 and the period April 10, 2014(inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LockBox Link, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the year ended December 31, 2015 and the period April 10, 2014(inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company has limited operating history and has incurred losses since inception and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

March 15, 2016

7 Valley View Drive Califon, New Jersey 07830
Registered Public Accounting Company Oversight Board Firm

LOCKBOX LINK, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

For the year ended December 31, 2015 and April 10, 2014 (Date of Inception) to December 31, 2014

	2015	2014
ASSETS	(audited)	(audited)
Current assets
Cash in bank	$15,651	$54,408
Total assets	$15,651	$54,408

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,830	$5,390
Total liabilities	2,830	5,390

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, 0 issued and outstanding as of December 31, 2014	-	-
Common stock, 100,000,000 shares, par value $0.001, authorized, 5,444,500 issued and outstanding as of December 31, 2015 and 2014	5,445	5,445
Additional paid in capital	83,955	83,955
Accumulated deficit	(76,579)	(40,382)
Total shareholders' deficit	12,821	49,018

Total liabilities and shareholders' deficit	$15,651	$54,408

"The accompanying notes are an integral part of these financial statements"

LOCKBOX LINK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

For the year ended December 31, 2015 and April 10, 2014 (Date of Inception) to December 31, 2014

	2015	2014

Revenue	$-	$-

General expenses
Consulting fees	24,000	20,500
Professional fees	11,985	13,950
Operating expenses	212	5,932
Total general expenses	$36,197	$40,382

Net income(loss) from operations	$(36,197)	$(40,382)

Loss per common share	$(0)	$(0)

Weighted average of shares outstanding	5,445,000	5,445,000

* Less than $0.01 per share

"The accompanying notes are an integral part of these financial statements"

LOCKBOX LINK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the year ended December 31, 2015 and April 10, 2014 (Date of Inception) to December 31, 2014

	Preferred stock		Common stock		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Initial Balance, April 10, 2014 (inception)	-	$-	-	$-	$-	$-	$-
Capital stock issuance	-	-	5,444,500	5,445	83,955	-	89,400

Net loss for the period	-	-	-	-	-	(40,382)	(40,382)
December 31, 2014	-	$-	5,444,500	$5,445	$83,955	$(40,382)	$49,018

Opening balance, January 1, 2015	-	$-	5,444,500	$5,445	$83,955	$(40,382)	$49,018

Net loss for the year	-	-	-	-	-	(36,197)	(36,197)
December 31, 2015	-	$-	5,444,500	$5,445	$83,955	$(76,579)	$12,821

"The accompanying notes are an integral part of these financial statements"

LOCKBOX LINK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOW

For the year ended December 31, 2014 and April 10, 2014 (Date of Inception) to December 31, 2014

		For the period	For the period
		from Inception	from Inception
		(April 10, 2014)	(April 10, 2014)
		to	to
	2015	December 31, 2014	December 31, 2015
Cash flows from operating activities:
Net income (loss)	$(36,197)	$(40,382)	$(76,579)
Adjustment to reconcile net to net cash provided by operating activities
Increase in accounts payable and accrued expenses	(2,560)	5,390	2,830
Net cash used in operating activities	(38,757)	(34,992)	(73,749)

Cash flows from investing activities:
None	0	0	0
Net cash realized from investing activities	0	0	0

Cash flows realized from financing activities:
Sale of common stock		89,400	89,400
Net cash realized from financing activities	0	89,400	89,400

Increase in cash and cash equivalents	(38,757)	54,408	15,651

Cash and cash equivalents at the beginning of period	54,408	0	0

Cash and cash equivalents at end of period	$15,651	$54,408	$15,651

"The accompanying notes are an integral part of these financial statements"

Note 1 – Organization and Nature of Operations

LockBox Link, Inc. (“the Company”) is engaged in developing, producing, marketing and selling internet software applications to better facilitate transactions for the real estate industry. The Company was incorporated in the State of Nevada on April 10, 2014 with a principal office in Carson City. The Company is in the development stage and is presently undertaking research and development in what will become its core line of products.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and related notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of financial statements.

Development Stage Operations - The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to scientific research and business development.

Election to be treated as an emerging growth company - In 2014, we have elected to use the extended transition period now available for complying with new or revised accounting standards under Section 102(b) (1).  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Going Concern - The financial statements have been prepared assuming the Company will continue as a going concern. In this its first year, the Company has incurred a net loss and negative operating cash flow. To the extent the Company may have negative cash flows in the future; it will continue to require additional capital to fund operations. The Company obtained additional capital investments under various debt and common stock issues. Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in obtaining sufficient revenues to generate positive cash flow. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  There are no Accounts receivables at December 31, 2015 or 2014.

Note 2 – Summary of Significant Accounting Policies- Continued

Revenue Recognition – The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards and Codification for revenue recognition. The Company recognizes revenue when services are realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(1)

Pervasive evidence of an arrangement exists;

(2)

The services have been rendered and all required milestones achieved;

(3)

The sales price is fixed or determinable; and

(4)

Collectability is reasonably assured.

Related party transactions. The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include:

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

d.

Principal owners of the Company;

e.

Management of the Company;

f.

Other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevevnted from fully pursuing its own separate interests; and

g.

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

Income (Loss) Per Share. Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company has no common stock instruments, convertible debentures, preferred stock, or options and warrants associated with performance contracts conversions to consider in the calculations (as the impact of the potential common shares would be to decrease the loss per share). Therefore, as of December 31, 2015 and 2014, the diluted and non-diluted (loss) per share is the same, and no diluted loss per share figures are presented.

Deferred Taxes. The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

Fair value of financial instruments. The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our financial instruments include cash, accounts payable and accrued expenses.

Note 2 – Summary of Significant Accounting Policies- Continued

Risk and Uncertainties. The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements. The Company does not have any off balance sheet arrangements.

Uncertain Tax Positions. The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2015 or the period from inception (April 10, 2014) to December 31, 2014.

Recent Accounting Pronouncements. In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity (deficit). The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 with its December 31, 2014 annual filing, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Subsequent Events. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

Note 3 - Going Concern

The accompanying financial statements for the year ended December 31, 2015 and the period from inception (April 10, 2014) to December 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2015, the Company has earned no revenue and has a retained deficit of ($76,579). Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Accounts payable and accrued liabilities

As of December 31, 2015 and 2014, the Company has outstanding $2,830 and $5,390 in accounts payable and accrued expenses directly relating to operational expenses, legal fees, and compliance fees, respectively.

Note 5 – Stockholders’ Equity (Deficit)

Capital Stock. The Company is currently authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share.

During the period from inception (April 10, 2014) to December 31, 2014, the Company issued 5,000,000 shares of common stock to its founder and 444,500 shares of common stock to unrelated parties for $89,400. The Company issued no new shares of stock as of December 31, 2015. As of December 2015, the Company has 5,444,500 shares of common stock issued and outstanding.

Preferred Stock. The Company is currently authorized to issue 10,000,000 shares of preferred stock.

As of December 31, 2015 and 2014, the Company issued no shares of preferred stock. As of December 2015, the Company has -0- shares of preferred stock issued and outstanding.

Note 6 – Related Party Transactions

The Company has retained the services of Iryna Clarke as a consultant. As of December 31, 2015 and 2014, the Company has paid $24,000 and $20,500 for her consulting services, respectively.

Note 7 - Net Income(Loss) Per Share

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted income (loss) per share were the same for the year ended December 31, 2015 and the period from inception (April 10, 2014) to December 31, 2014.

For the year ended December 31, 2015 and the period from inception (April 10, 2014) to December 31, 2014, the Company posted a loss less than ($0.01) per basic and diluted share.

Note 8 - Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31, 2015	December 31, 2014
U.S statutory rate	35%	35%
Less valuation allowance	(35%)	(35%)
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
Net deferred tax assets	$26,803.	$14,134.
Less valuation allowance	(26,803)	(14,134)
Deferred tax asset - net valuation allowance	$-	$-

Note 9 - Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements