Form 10-Q
period 2016-03-31
Lockbox Link, Inc.
filed 2016-05-13
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

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

  X .Yes       .No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

       .Yes   X .No

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

  X .Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  X .Yes       .No

Class	Outstanding at March 31, 2016
Common stock, $0.001 par value	5,444,500

PART 1 –- FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Financial Statements

LockBox Link, Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Contents

Condensed Balance Sheets as of March 31, 2016 and December 31, 2015	3

Condensed Statements of Income for the three months ended March 31, 2016 and 2015	4

Condensed Statements of Cash Flow For the three months ended March 31, 2016 and 2015	5

Lockbox Link Inc.

Condensed Balance Sheet

For the three months ended March 31, 2016 and 2015

	March 31, 2016	December 31, 2015
ASSETS	unaudited	audited
Current assets
Cash and cash equivalents	$7,736	$15,651
Accounts Receivable - Other, Net of impairment	0	0
Total current assets	7,736	15,651

Total assets	$7,736	$15,651

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$0	$2,830
Total liabilities	0	2,830

SHAREHOLDERS' DEFICIT

Preferred stock, 10,000,000 shares authorized 0 shares issued and outstanding	0	0
Common stock, 100,000,000 shares, par value $0.001 authorized,5,444,500 issued and outstanding	5,445	5,445
Additional paid in capital	83,955	83,955
Deficit accumulated during development stage	(81,664)	(76,579)
Total shareholders' deficit	7,736	12,821

Total liabilities and shareholders' equity	$7,736	$15,651

The accompanying notes are an integral part of these financial statements

Lockbox Link Inc

Condensed Statement of Operations

For the three months ended March 31, 2016 and 2015

		March 31,		March 31,
		2016		2015

Revenue		$0		$0

General expenses
Consulting fees		2,000		6,000
Professional fees		1,900		1,000
Operating expenses		186		0
Total general expenses		4,086		7,000

Net income (loss) from operations		$(4,086)		$(7,000)

Loss per common share	$	**	$	**

Weighted average of shares outstanding		5,444,500		5,445,000

** Less than $0.01 per share

The accompanying notes are an integral part of these financial statements

Lockbox Link Inc.

Condensed Statement of Cash Flows

For the three months ended March 31, 2016 and 2015

	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(4,086)	$(7,000)
Adjustment to reconcile net income (loss) to net cash
provided by operating activities
Increase (decrease) in payables	0	1,000
Increase (decrease) in accrued liabilities	(3,830)	(5,308)
Rounding	1	0
Net cash used in operating activities	(7,915)	(11,308)

Cash flows from investing activities:
None	0	0
Net cash realized from investing activities	0	0

Cash flows realized from financing activities:
Sale of common stock	0	0
Net cash realized from financing activities	0	0

Increase (decrease) in cash and cash equivalents	(7,915)	(11,308)

Cash and cash equivalents at beginning of period	15,651	54,408

Cash and cash equivalents at end of period	$7,736	$43,100

The accompanying notes are an integral part of these financial statements

Lockbox Link, Inc.

Footnotes to the Condensed Financial Statements

March 31, 2016 and December 31, 2015

___________________________________________________________________________________

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

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Lockbox Link, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2016.  The balance sheet as of December 31, 2015 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016.

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

2.

Summary of Significant Accounting Policies (continued)

Cash and cash equivalents

For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

Accounts receivable

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are no Accounts receivable at March 31, 2016 or December 31, 2015.

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

2.

Summary of Significant Accounting Policies (continued)

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

2.

Summary of Significant Accounting Policies (continued)

Risk and Uncertainties

The Company is subject to risks common to companies in the service industry, including but not limited to litigation, development of new technological innovations and dependence on key personnel.

Off Balance Sheet Arrangements.

The Company has no off balance sheet arrangements.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the periods ended March 31, 2016 or December 31, 2015.

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

3.

Going Concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $81,664. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

4.

Accounts payable and accrued liabilities

As of March 31, 2016 and December 31, 2015, the Company has outstanding $-0- and $2,820 in accounts payable and accrued expenses directly relating to operational expenses, legal fees, and compliance fees, respectively.

5.

Common Stock

The Company issued no shares of stock during the three months ended March 31, 2016.

As of March 31, 2016 and December 31, 2015, the Company has issued and outstanding 5,444,500 shares of common stock.

6.

Related party transactions

The Company had an employment agreement with our sole representative Iryna Clark. As of March 31, 2016, the agreement has been terminated by mutual agreement.

As of March 31, 2016 and 2015, the Company paid Ms. Clarke $2,000 and $6,000 for her services, respectively.

7.

Net income (loss) per share

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares of stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted (loss) per share were the same for the periods ended March 31, 2016 and December 31, 2015.

For the periods ended March 31, 2016 and 2015, and the year ended December 31, 2015, the Company posted losses less than $0.01 per basic and diluted share.

8.

Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of March 31, 2016 and December 31, 2015 are as follows:

Deferred tax assets	2016	2015
Net operating loss carryforward	$32,666	$30,632
Less valuation allowance	(32,666)	(30,632)
Total net deferred tax assets	$0	$0

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2016 and 2015, respectively, is as follows:

	2016	2015
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Total tax rate	40.0%	40.0%
Less valuation allowance	(40.0)	(40.0)
	0.0%	0.0%

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2015, have been omitted.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Revenue Recognition

Sales will be recorded when users of the developed product subscribe to the service and payment is processed. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as of March 31, 2016. Our company has not made any sales as of March 31, 2016.

Results of Operations

Three Months Ended March 31, 2016 compared to the three months ended March 31, 2016.

At this time, we have not made any sales nor have we generated any revenue. The Company is still developing the software, which will be our core product.

Software development, general and administrative expenses, and legal and financial expenses were $4,086 for the three months ending March 31, 2016. Our expenses for the three-month period ending March 31, 2015 were $7,000.

Our net loss for the three months ending March 31, 2016 was $4,086 as compared to $7,000 during that same period in 2015. The decrease in losses year over year reflect our increasing efficiency with available funds.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $81,664. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2016, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

13 May 2016
Date

Iryna Clark
Name

CEO
Title