Form 10-Q
period 2016-06-30
Lockbox Link, Inc.
filed 2016-08-15
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2016

Commission File Number:  333-198677

LOCKBOX LINK, INC.
(Name of issuer in its charter)

Nevada	7372	46-5441197
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

123 W. Nye Lane, Suite 129
Carson City, NV 89706
858-353-9199
(Address and telephone number of principal executive offices and principal place of business

American Corporate Enterprises, Inc.
123 W. Nye Lane Suite 129
Carson City, NV 89706
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

  X .Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  X .Yes       .No

Class	Outstanding at June 30, 2016
Common stock, $0.001 par value	5,444,500

PART 1 –- FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature.  Operating results for the three and six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Lockbox Link Inc.

Condensed Balance Sheet

For the six months ended June 30, 2016 and 2015

	June 30, 2016	December 31, 2015
ASSETS	unaudited	audited
Current assets
Cash and cash equivalents	$6,401	$15,651
Total current assets	6,401	15,651

Total assets	$6,401	$15,651

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	6,190	2,830
Total liabilities	6,190	2,830

SHAREHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock, 100,000,000 shares, par value $0.001 authorized, 5,444,500 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	5,445	5,445
Additional paid in capital	83,955	83,955
Deficit accumulated during development stage	(89,189)	(76,579)
Total shareholders' deficit	211	12,821

Total liabilities and shareholders' equity	$6,401	$15,651

Lockbox Link Inc.

Condensed Statement of Operations

For the six months ended June 30, 2016 and 2015

		3 months ended		3 months ended		6 months ended		6 months ended
		June 30,		June 30,		June 30,		June 30,
		2016		2015		2016		2015

Revenue		$-		$-		$-		$-

General expenses
Consulting fees		-		6,000		2,000		12,000
Professional fees		6,190		4,440		9,090		5,440
Operating expenses		1,334		(160)		1,520		(160)
Total general expenses		7,524		10,280		12,610		17,280

Net income (loss) from operations		$(7,524)		$(10,280)		$(12,610)		$(17,280)

Loss per common share	$	**	$	**	$	**	$	**

Weighted average of shares outstanding		5,444,500		5,444,500		5,444,500		5,444,500

** Less than $0.01 per share

Lockbox Link Inc.

Condensed Statement of Cash Flows

For the six months ended June 30, 2016 and 2015

	Six months	Six months
	Ended	Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net income (loss)	$(12,610)	$(17,280)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Increase (decrease) in payables and accrued expenses	3,360	(3,315)
Net cash used in operating activities	(9,250)	(20,595)

Cash flows from investing activities:
None	-	-
Net cash realized from investing activities	-	-

Cash flows realized from financing activities:
Sale of common stock	-	-
Net cash realized from financing activities	-	-

Increase (decrease) in cash and cash equivalents	(9,250)	(20,595)

Cash and cash equivalents at beginning of period	15,651	54,408

Cash and cash equivalents at end of period	$6,401	$33,813

Lockbox Link, Inc.

Footnotes to the Condensed Financial Statements

For the six months ended June 30, 2016 and 2015

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

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Lockbox Link, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2016, and the results of operations and cash flows for the six months ended June 30, 2016.  The balance sheet as of December 31, 2015 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016.

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

Accounts receivable

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are no Accounts receivable at June 30, 2016. or December 31, 2015.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the periods ended June 30, 2016 or December 31, 2015.

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

3.

Going Concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $89,189. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

4.

Accounts payable and accrued liabilities

As of June 30, 2016 and December 31, 2015, the Company has outstanding $6,190 and $2,830 in accounts payable and accrued expenses directly relating to operational expenses, legal fees, and compliance fees, respectively.

5.

Common Stock

The Company issued no shares of stock during the three or six months ended June 30, 2016.

As of June 30, 2016, December 31, 2015 and June 30, 2015, the Company has issued and outstanding 5,444,500 shares of common stock.

6.

Related party transactions

The Company has retained the services of Iryna Clarke as a consultant. As of June 30, 2016 and 2015, the Company has paid Ms. Clarke $2,000 and $12,000 for her consulting services, respectively.

7.

Net income (loss) per share

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares of stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted (loss) per share were the same for the periods ended June 30, 2016 and December 31, 2015.

For the periods ended June 30, 2016, December 31, 2015 and June 30, 2015, the Company posted losses less than $0.01 per basic and diluted share.

8.

Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of June 30, 2016 and December 31, 2015 are as follows:

Deferred tax assets	2016	2015
Net operating loss carryforward	$35,676	$30,632
Less valuation allowance	(35,676)	(30,632)
Total net deferred tax assets	$-	$-

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2016 and 2015, respectively, is as follows:

	2016	2015
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Total tax rate	40.0%	40.0%
Less valuation allowance	(40.0)	(40.0)
	0.0%	0.0%

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

GENERAL OVERVIEW

We were incorporated in the State of Nevada on April 10, 2014, as Lockbox Link, Inc. Our principal executive offices are located at 123 W. Nye Lane, Suite 129, Carson City, NV 89706. Lockbox Link, Inc.’s initial focus is on servicing the California market. The company’s intended product is a cloud based software solution (SaaS) that is built to provide guidance and security to all the parties who participate in the home buying/selling process via limited control access and innovative user interface. We intend to design Lockbox link to take advantage of the structured flow and repeatability of existing real estate transaction processes. The Company’s intended product will strive to provide listing agents the opportunity to increase customer satisfaction, improve productivity, and ensure business continuity by offering their clients a simplified, secure, and predictable home buying process.  We are attempting to design Lockbox Link to take advantage of the structured flow and repeatability of existing real estate processes. To this end, we expect to create software that will offer to its users modifiable transaction templates, allowing seamless integration into brokerages’ workflow.

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

Revenue Recognition

Sales will be recorded when users of the developed product subscribe to the service and payment is processed. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as of June 30, 2016. Our company has not made any sales as of June 30, 2016.

Results of Operations

Three Months Ended June 30, 2016 compared to the three months ended June 30, 2015.

At this time, we have not made any sales nor have we generated any revenue. The Company is still developing the software, which will be our core product.

Software development, general and administrative expenses, and legal and financial expenses were $7,524 for the three months ending June 30, 2016. Our expenses for the three-month period ending June 30, 2015 were $10,280.

Our net loss for the three months ending June 30, 2016 was $7,524 as compared to $10,280 during that same period in 2015. The decrease in losses year over year reflect our increasing efficiency with available funds.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $89,189. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Item 4.  Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2016, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

9 August 2016
Date

Iryna Clark
Name

CEO
Title