Form 10-K
period 2016-12-31
Lockbox Link, Inc.
filed 2017-04-17
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.

LOCKBOX LINK, INC.

(Exact Name of Registrant as specified in its Charter)

Nevada	7372	46-5441197
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

123 W. Nye Lane, Ste. 129
Carson City, NV 89706
858-353-9199

(Address of Principal Executive Office)(Zip Code)

(858) 353-9199

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filed	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of March 31, 2017, the registrant had 5,444,500 shares of common stock issued and outstanding.

No market value has been computed based upon the fact that no active trading market has been established as of March 31, 2017.

PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

The forward–looking statements are based upon our beliefs and assumptions using information available at the time we make these statements. We caution you not to place undue reliance on our forward–looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this report.

GENERAL

Corporate Overview

Lockbox Link was incorporated in Nevada on April 10, 2014, as Lockbox Link, Inc. Our principal executive offices are located at 123 W. Nye Lane, Suite 129, Carson City, NV 89706. Our phone number is 858-353-9199. We are a development stage company that intends to specialize in providing real estate agents in the United States the opportunity to increase customer satisfaction, improve productivity, and ensure business continuity by offering the agents’ clients a simplified, secure, and predictable home buying process. The company’s intended product is a cloud based software solution (SaaS) that is being developed to provide guidance and security to all the parties who participate in the home buying/selling process via limited control access and innovative user interface. Our proposed solution “Lockbox Link”, will be designed to take advantage of the structured flow and repeatability of existing real estate transaction processes. The Company has been doing business since April 10, 2014, when it was formed in the State of Nevada.

Lockbox Link is an “emerging growth company” within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company. Lockbox Link will continue to be an emerging growth company until the earliest to occur of (1) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (2) the last day of the fiscal year following the fifth anniversary of the date of our initial public offering under this prospectus, (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt and (4) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”).

Lockbox Link also qualifies as a “smaller reporting company” under Rule 12b-2 of the Securities Exchange Act of 1934, as amended, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as we are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings some of which are similar to those of an emerging growth company including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Customers

As of the date of this 10-K, we have commenced only limited operations with no revenues. At this time, as we have not yet developed a fully functioning product, we have yet to acquire or establish customers for the product.

Operations/Product Overview

Lockbox Link will be designed to take advantage of the structured flow and repeatability of existing real estate processes. To this end, the software will offer to its users modifiable transaction templates, allowing seamless integration into brokerages’ workflow.

Once developed, the product will consist of brokerage-branded virtual ‘rooms’, with each ‘room’ corresponding to a listed property. Each of the room pages will have a list of documentation pertaining to the specific property, transaction-specific templates (pre-listing, pre-offer, offer, etc.) and a user-specific dashboard that indicates status of the transaction.

The agent will provide their client with a password-protected link upon login. With this password the client will have access to the complete list of documents pertaining to their real estate transaction. For example, our software is proposed to allow a buyer to be able to download the completed Offer form, Counter-Offer, Closing Documents, copies of the title, inspections, and other pertinent documents uploaded by the agent as the transaction progresses. Our proposed virtual data room will provide a centralized and flexible location to store and access all transaction documents, avoiding the typical problems of returned emails, files too large to email, and old versions being printed and sent – currently experienced by the agents and their customers.

A typical use scenario will start with a listing agent signing into his/her LockboxLink account and creating a new ‘room’ during the pre-listing stage. The agent will invite sellers to upload all the documentation needed to list the house for sale; the sellers will be able to have confidence that agent(s) reviewed the submission via “renewed at [date] by [agent name]” time stamp.

Once the listing is active on listing sites, the agent will have an option to include the link to the ‘room’. The listing agent will invite qualified buyers into the room, where they will be able to select viewing times and enter their communication preferences. As the transaction progresses, the listing agent will continue to distribute a pre-determined controlled access to various documents to transaction participants.

Our proposed ‘dashboards’ will provide parties with a simple visualization of relevant information. For example, a listing agent will be able to see the transaction status on all her listed properties (including top offers, most active buyers, etc.), a list of items that need her attention, and a calendar. A brokerage owner will be able to monitor the status of all properties and all agents that are associated with his/her brokerage, thus being able to support or step into any transaction at any point. The buyers will be able to see how their offer compares to competitors in the area, as well as the transaction status of any offer made and get information regarding the next step.

The history of recent acquisition in the real eastate industry demonstrated that acquirers continue to focus on short-term agents-targeting transactions by upgrading features offered on their advertising platforms (Examples: Zillow’s acquisition of DotLoop for $108, CBRE acquisition of Floored, etc). At the same time, transaction-focused innovations, such as SkySlope, are still focused on reducing the cost of compliance and signing rather than on improving customer service.

While our core focus remains to be on residential real estate industry, we are working on new products model that will be able to use existing developed software infrastructure, such as Salesforce, extending it into real estate vertical. At this point of development, all the operations conducted in-house, and no outside contractors are being engaged for the purpose of development, operations, or advertising.

Future Revenue Generation

We intend to provide a customizable virtual Data Room specifically designed to simplify and automate real estate transactions. We expect our software will offer its users modifiable transaction templates, allowing seamless integration into brokerages’ workflow. This service will be designed to be made available through a cloud-based software-based platform we have named “Lockbox Link”. We expect Lockbox Link to have a subscription fee of $10/month. Our initial focus will be on servicing the California market. As and when the business grows, we intend to broaden our market area to other States and eventually the entire United States. However there can be no assurance that Lockbox Link will be successfully developed, or even if developed, that the Company will be successful in marketing it.

Competition

The market for cloud-based virtual data rooms to ease the complexity of the real estate transaction process is split between a number of direct and indirect competitors: (1) diversified, (2) focused, and (3) social-based. Diversified competitors are those that expanded their mergers and acquisitions cloud-based virtual data room business to include Real Estate. The ‘focused’ competition, such as Real Workspaces, focuses largely on delivering virtual data room to the commercial real estate market. The ‘social-based’ competitors, such as Dot Loop, focus primarily on adding secure file sharing to internal social networks instead of real estate transactions.

Most of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do. We expect that we will continue to face additional competition from new entrants into the market.

Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products or services that would make us stand above our competition. While the Internet will provide a new tool for advertising and customer interface, there has been no significant change in the services we intend to provide. We will be utilizing the Internet as a mainstay of our future advertising and support. Additionally our product development efforts will be focused on how our competitors are utilizing advanced technology and changes in building methods. We do not currently have a sales force other than our officer and director. However, we will hire additional internal sales personnel or seek independent contractors, as may be needed to market our products.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do not own or have any patents, trademarks, licenses franchises, concessions, royalty agreements or labor contracts. We do own the rights to the domain name lockboxlink.com, which was developed internally by our CEO. However, in the future, as we may utilize the services of contract developers and/or third party licensed platforms, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary right of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guarantee that:

(a) these agreements will not be breached;

(b) we would have adequate remedies for any breach; or

(c) our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guarantee that our actions will be sufficient to prevent imitation or duplication of either our products or services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

Government Regulation

We are subject to a limited variety of local, state, and federal regulations. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulation applied to businesses, such as payroll taxes on the state and federal levels. Our current business requires that we comply with state corporate filings, city or county business license and the necessary business liability insurance. The requirements of these regulations are minimal and do not cause any undue burden.

Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online service industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

Our Employees

Our President and Director, Iryna Clark, runs our operations and is presently our only employee.

Description of Property

We do not own any real property. Our business presently uses office space at no charge belonging to our President.

Capital Requirements

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

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED TO OUR STATUS AS A SHELL

BECAUSE WE ARE CONSIDERED TO BE A “SHELL COMPANY” UNDER APPLICABLE SECURITIES RULES, INVESTORS MAY NOT BE ABLE TO RELY ON THE RESALE EXEMPTION PROVIDED BY RULE 144 OF THE SECURITIES ACT. AS A RESULT, INVESTORS MAY NOT BE ABLE TO RE-SELL OUR SHARES AND COULD LOSE THEIR ENTIRE INVESTMENT.

We are considered to be a “shell company” under Rule 405 of Regulation C of the Securities Act. A “shell company” is a company with either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents. As a result, our investors are not allowed to rely on Rule 144 of the Securities Act for a period of one year from the date that we cease to be a shell company. Because investors may not be able to rely on an exemption for the resale of their shares other than Rule 144, and there is no guarantee that we will cease to be a shell company, they may not be able to re-sell our shares in the future and could lose their entire investment as a result.

Further, as a shell company we are ineligible to use a Form-8 registration statement until sixty (60) days after we cease being a shell company and have filed required information with the SEC. Form S-8 is a filing with the Securities and Exchange Commission that is used by a publicly traded company to register securities that will be offered to its employees via a benefit or incentive plan.

Risks Related To the Company

Our Auditor Has Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

These financial statements included with this registration statement have been prepared on a going concern basis. We have a negative working capital of ($6,281) and an accumulated deficit of ($95,681) as of December 31, 2016 We may not be able to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. The Company as of April 10, 2014, has funded its initial operations through the issuance of shares of capital stock. Management plans to continue to provide for its capital needs by the issuance of common stock. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

No assurance can be given that we will be able to develop the Lockbox Link product, or even if developed, that a market will develop, or that customers and advertisers will be willing to pay for the Company’s products or services.

LockboxLink is a new and unproven business model. The success of our business model depends upon;

•

our ability to develop a working online website,

•

our ability to obtain a critical mass of paying subscribers and advertisers to pay for our products and services,

•

our ability to develop and provide working and efficient products and services

•

our ability to sell our product and services , advertising space and other future marketing programs.

We have not as yet developed our product and there can be no assurance that we will develop a product that is marketable. Failure to develop and execute on any or all of the above activities would adversely affect the results of our operations

If real estate agents, brokers, mortgage professionals or other advertisers do not include us in their advertising spending and we are unable to attract other advertisers, our business would be harmed

Our current financial model depends partially on advertising revenues generated almost entirely through sales to real estate agents, brokerages, mortgage lenders, and advertisers in categories relevant to real estate. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue depends on a number of factors, including:

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

We may be unable to maintain or establish relationships with real estate brokerages, real estate listing aggregators, multiple listing services, apartment management companies, home builders and other third party listing providers, which could limit the information we are able to provide to our users.

Our ability to attract new users to our website depends to some degree on acquiring and retaining a robust number of real estate brokerages, listing agents, home buyers/sellers, and other third parties. To acquire such users, we must maintain relationships with real estate brokerages, listing agents, real estate listing aggregators, home buyers/sellers, home builders, and other third-party listing providers to utilize our services. Our agreements with real estate listing providers and home buyers/sellers are short term agreements that may be terminated with limited notice. The loss of some of our relationships with these personnel, whether due to termination of agreements or otherwise, or an inability to continue to add new clients, could harm our business, results of operations and financial condition.

We face competition to attract consumers to our website and mobile applications, which could impair our ability to continue to grow the number of users who use our website and mobile applications, which would harm our business, result of operations and financial condition.

Our success depends on our ability to continue to attract additional consumers to our website and mobile applications. Our existing and potential competitors include companies that operate, or could develop, national and local real estate and mortgage websites. These companies could devote greater technical and other resources than we have available, have a more accelerated time frame for deployment and leverage their existing user bases and proprietary technologies to provide products and services that consumers might view as superior to our offerings. Any of our future or existing competitors may introduce different solutions that attract consumers or provide solutions similar to our own but with better branding or marketing solutions. If we are unable to continue to grow the number of consumers who use our website and mobile applications, our business, results of operations and financial condition would be harmed.

We may be unable to compete successfully against our existing or future competitors in attracting advertisers, which could harm our business, results of operations and financial condition.

We compete to attract advertisers with media sites, including websites dedicated to providing real estate and mortgage information and services to real estate professionals and consumers, and major Internet portals, general search engines and social media sites, as well as other online companies. We also compete for a share of advertisers’ overall marketing budgets with traditional media such as television, magazines, newspapers and home/apartment guide publications, particularly with respect to advertising dollars spent at the local level by real estate professionals to advertise their qualifications and listings. Large companies with significant brand recognition have large numbers of direct sales personnel and substantial proprietary advertising inventory and web traffic, which may provide a competitive advantage. To compete successfully for advertisers against future and existing competitors, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising products and services. Pressure from competitors seeking to acquire a greater share our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, financial condition or results of operations would be harmed.

If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.

As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. In particular, we intend to pursue strategic opportunities and make substantial investments in our technology and development and sales and marketing organizations. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations and overall business.

Any significant disruption in service on our website or in our network could damage our reputation and result in a loss of users of our products and services and of advertisers, which could harm our business, results of operations and financial condition.

Our brand, reputation and ability to attract users and advertisers depend on the reliable performance of our network infrastructure and content delivery processes. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our products and services on our website and mobile applications and prevent or inhibit the ability of users to access our services. Problems with the reliability or security of our systems could harm our reputation, result in a loss of users of our products and services and of advertisers and result in additional costs, any of which could harm our business, results of operations and financial condition.

Substantially all of the communications, network and computer hardware used to operate our website are located at facilities in the area. We do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.

A failure of our systems at one site could result in reduced functionality for our users, and a total failure of our systems could cause our website or mobile applications to be inaccessible. Problems faced by our third-party web hosting providers with the telecommunications network providers with which they contract or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our users. Our third-party web hosting providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy reorganization, faced by our third-party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing needs for capacity, this could harm our business.

We Are Dependent On The Services Of A Certain Key Officer And The Loss Of Her Services Could Harm Our Business.

Our success largely depends on the continuing services of our Chairman and Chief Executive Officer, Iryna Clark. Our continued success also depends on our ability to attract and retain qualified personnel. We believe that Ms. Clark possesses valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of her as a key employee could harm our operations, business plans and cash flows.

Because Our Sole Officer Has Other Outside Business Activities, She Will Have Limited Time To Spend On Our Business, Our Operations May Be Sporadic, Which May Result In Periodic Interruptions Or Suspensions Of Operations.

Because our sole officer and director has other outside business activities and will only be devoting approximately 60% of her time to our operations, our operations may be sporadic and occur at times which are inconvenient to her In the event she is unable to fulfill any aspect of her duties to the Company, we may experience a complete lack of sales resulting in little or no revenues and eventual closure of the business.

Our Business Plan Requires Additional Capital, Which May Not Be Available.

In order to execute our business plan, we anticipate that we will need to obtain additional financing as we expand our operations. These funds may be obtained through public or private debt or equity financings, bank borrowings or from strategic alliances or joint ventures. We may not be successful in obtaining additional funds in a timely manner or favorable terms or at all. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our growth strategies or reduce capital expenditures and the size of our operations and as a result may experience a material adverse effect on our business, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real estate or other properties. We utilize office space owned by our President at no cost. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

ITEM 3. LEGAL PROCEEDINGS.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There has been no public market for our securities. We cannot assure you that there will be a market in the future for our common stock.

The Company intends to seek to have its shares listed on the OTC Markets. OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of the date of this filing, we do not have a valid trading symbol and our shares of common stock are not being traded on the public markets.

Number of Holders

As of December 31, 2016, the 5,444,500 issued and outstanding shares of common stock were held by a total of 23 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2015 and December 31, 2016. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Working Capital

	December 31, 2016 $	December 31, 2015 $
Current Assets	4,004	15651
Current Liabilities	(10,285)	(2,830)
Working Capital (Deficit)	(6,281)	12,821

Cash Flows

	Year ended December 31, 2016 $	Year ended December 31, 2015 $
Cash Flows used in Operating Activities	(11,647)	(38,757)
Cash Flows provided by Investing Activities	-	-
Cash Flows provided by Financing Activities	-	-
Net Increase in Cash During Period (loss)	(11,647)	(38,757)

Operating Revenues

During the years ended December 31, 2016 and 2015, the Company did not earn any revenues.

Operating Expenses and Net Loss

During the year ended December 31, 2016, the Company incurred operating expenses and a net loss of $19,102 compared with $36,197 during the year ended December 31, 2015. The decrease in operating expenses and net loss is due to increasing efficiency and reduced expenditures by the Company with the limited funds it has. The Company has limited its expenditure of resources on items that are not critical to the development of the basic core product.

For the year ended December 31, 2016, the Company incurred a net loss of $19,102 or less than $0.01 loss per share compared to a net loss of $36,197 and a loss per share of $0.01 for the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, the Company had cash and total assets of $4,004 compared to $15,651 as at December 31, 2015. The decrease in cash and total assets were due to the use of cash for operating activities, as the Company did not raise any new funding from financing or investing activities.

At December 31, 2016, the Company had total liabilities of $10,285 compared to liabilities of $2,830 as at December 31, 2015. The increase in liabilities was due to the accruement of our legal expenses for the year in order to continue our operations and work toward the development of our core product.

During the year ended December 31, 2016, the Company did not have any equity transactions. During the year ended December 31, 2015, the Company did not have any equity transactions.

Cashflow from Operating Activities

During the year ended December 31, 2016, the Company used cash of $11,647 for operating activities compared to $38,756 during the year ended December 31, 2015. The decrease in the use of cash for operating activities was due to increased credit from our vendors.

Cashflow from Investing Activities

During the years ended December 31, 2016 and 2015, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2016, the Company did not have any financing activities. During the year ended December 31, 2015, the Company did not have any financing activities.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to conduct and continue day-to-day activities. For these reasons, our auditors stated in their report on our audited financial statements, as and for the years ended December 31, 2015 and 2014, that they have substantial doubt that we will be able to continue as a going concern without further financing. As detailed more below, our auditors have expressed the same opinion regarding this report for the year ended December 31, 2016

Off-Balance Sheet Arrangements

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Plan of Operation and Funding

The Company is developing a minimum viable product to test it with key customer segments in order to prepare for a deployment of this product in selected markets in 2017. The Company is conducting primary market research to identify and engage a core community of Beta testers, developing user interface and user experience maps as an internal effort, and may use an external developer to develop the initial prototype. Our internal team has significant experience in market research, software planning, testing and prototyping capabilities.

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

Our current burn rate is approximately $16,500 per year. We do not believe our current cash on hand will cover our estimated burn rate and our operating activities for the next 12 months.

We intend that working capital requirements will continue to be funded through a combination of loans from the principal shareholders, as to which there can be no assurance, and further issuances of securities, also as to which there can also be no assurance. Our working capital requirements are expected to increase, if and when we acquire assets or a business.

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

Material Commitments

As of December 31, 2016, and as of the date of filing this Annual Report on Form 10-K, we did not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment unless and until we acquire assets or obtain significant revenue producing contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL AND SUPPLEMENTARY DATA.

LOCKBOX LINK INC.

Financial Statements

For the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lockbox Link, Inc.

We have audited the accompanying balance sheet of Lockbox Link, Inc., as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LockBox Link, Inc., as of December 31, 2016 and 2015 and results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying financial statements, the Company has had no revenues and has incurred losses since inception which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Soles, Heyn & Company, LLP

Soles, Heyn and Company, LLP

West Palm Beach, Florida

April 17, 2017

LOCKBOX LINK, INC.

BALANCE SHEETS

2016

2015

ASSETS

(audited)

(audited)

Current assets

Cash in bank

$

4,004

$

15,651

Total assets

$

4,004

$

15,651

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities

$

10,285

$

2,830

Total liabilities

10,285

2,830

Shareholders’ deficit

Preferred stock, 10,000,000 shares authorized,

0 issued and outstanding as of December 31, 2016 and 2015

-

-

Common stock, 100,000,000 shares, par value $0.001,

authorized, 5,444,500 issued and outstanding

as of December 31, 2016 and 2015

5,445

5,445

Additional paid in capital

83,955

83,955

Accumulated deficit

(95,681)

(76,579)

Total shareholders’ deficit

(6,281)

12,821

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT

$

4,004

$

15,651

The accompanying notes are an integral part of these financial statements.

LOCKBOX LINK, INC.

STATEMENTS OF OPERATIONS

	2016		2015

Revenue	$-		$-

General expenses
Consulting fees	2,000		24,000
Professional fees	15,160		11,985
Operating expenses	1,942		212
Total general expenses	$19,102		$36,197

Net income(loss) from operations	$(19,102)		$(36,197)

Loss per common share	$(0.01)	*	$(0.01)

Weighted average of
shares outstanding	5,445,000		5,445,000

* Less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

LOCKBOX LINK, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred stock		Common stock		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Initial Balance, April 10, 2014 (inception)	-	$-	-	$-	$-	$-	$-
Capital stock issuance			5,444,500	5,445	83,955		89,400

Net loss for the period						(40,382)	(40,382)
December 31, 2014	-	$-	5,444,500	$5,445	$83,955	$(40,382)	$49,018

Net loss for the year 2015						(36,197)	(36,197)
December 31, 2015	-	-	5,444,500	5,445	83,955	$(76,579)	$12,821

Net loss for the year 2016						(19,102)	(19,102)
December 31, 2016	-	$-	5,444,500	$5,445	$83,955	$(95,681)	$(6,281)

The accompanying notes are an integral part of these financial statements.

LOCKBOX LINK, INC.

STATEMENTS OF CASH FLOWS

	2016	2015
Cash flows from operating activities:
Net income (loss)	$(19,102)	$(36,197)
Adjustment to reconcile net to net cash provided by operating activities
Increase in accounts payable and accrued expenses	7,455	(2,560)
Net cash used in operating activities	(11,647)	(38,757)

Cash flows from investing activities:
	0	0
Net cash realized from investing activities	0	0

Cash flows realized from financing activities:
Sale of common stock
Net cash realized from financing activities	0	0

Increase in cash and cash equivalents	(11,647)	(38,757)

Cash and cash equivalents at the beginning of period	15,651	54,408

Cash and cash equivalents at end of period	$4,004	$15,651

The accompanying notes are an integral part of these financial statements.

LOCKBOX LINK, INC.

FOOTNOTES TO FINANCIAL STATEMENTS

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

Note 2 – Summary of Significant Accounting Policies

Election to be treated as an emerging growth company - In 2014, we elected to use the extended transition period now available for complying with new or revised accounting standards under Section 102(b) (1). This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Cash and Cash Equivalents – For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and 2015, the Company did not have any cash equivalents.

Accounts Receivable - We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are no Accounts receivables at December 31, 2016 or 2015.

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

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

The Federal and state income tax returns of the Company for 2015 and 2014 are subject to examination by the internal Revenue Service and state taxing authorities for three (3) years from the date filed

Fair value of financial instruments. The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Recent Accounting PronouncementsIn February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The impact of this guidance will result in the recognition of assets and liabilities for leases that the Company enters into in the future.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 - Going Concern

The accompanying financial statements for the year ended December 31, 2016 and 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2016, the Company has earned no revenue and has a retained deficit of ($95,681). Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate.

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

Note 4 – Accounts payable and accrued liabilities

As of December 31, 2016 and 2015, the Company has outstanding $10,285 and $2,830 in accounts payable and accrued expenses directly relating to operational expenses, legal fees, and compliance fees, respectively.

Note 5 – Stockholders’ Equity (Deficit)

Capital Stock. The Company is currently authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share.

During the period from inception (April 10, 2014) to December 31, 2014, the Company issued 5,000,000 shares of common stock to its founder and 444,500 shares of common stock to unrelated parties for $89,400. The Company issued no new shares of stock as of December 31, 2016 or 2015. As of December 2016, the Company has 5,444,500 shares of common stock issued and outstanding.

Preferred Stock. The Company is currently authorized to issue 10,000,000 shares of preferred stock.

As of December 31, 2016 and 2015, the Company issued no shares of preferred stock. As of December 2016, the Company has -0- shares of preferred stock issued and outstanding.

Note 6 – Related Party Transactions

The Company has retained the services of Iryna Clarke as a consultant. As of December 31, 2016 and 2015, the Company has paid $2,000 and $24,000 for her consulting services, respectively.

Note 7- Net Income(Loss) Per Share

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. At December 31, 2016 and 2015, the Company has no outstanding common stock equivalents. Basic and diluted income (loss) per share were the same for the year ended December 31, 2016 and 2015.

Note 8- Income Taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31, 2016	December 31, 2015
U.S statutory rate	35.%	35.%
Less valuation allowance	(35.%)	(35.%)
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015
Net deferred tax assets	$33,488	$26,803.
Less valuation allowance	(33,488)	(26,803)
Deferred tax asset - net valuation allowance	$-	$-

The change in the valuation allowance was approximately $6,700 and $12,700 for the years ended December 31, 2016 and 2015, respectively.

Utilization of the Company’s net operating losses may be subject to substantial limitations if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Termination of Scrudato & Co., P.A.

Effective April 5, 2017, we terminated Scrudato & Co., P.A. (“SCO”), as the Company’s independent registered public accounting firm. The decision to terminate Scrudato & Co., P.A. was unanimously approved by the board of directors of Lockbox (the “Board”) on April 5, 2017, as filed in our 8-K on April 10, 2017 with the Securities and Exchange Commission.

For the year ended December 31, 2015 and for the interim period through the time of their termination, SCO’s report did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, except that the report contained an explanatory paragraph stating that there was substantial doubt about the registrant’s ability to continue as a going concern.

During the period from August 12, 2015 (the date SCO was engaged by the Company) and through the date of this report (a) there have been no disagreements with SCO, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; (b) no such disagreement was discussed with the Board or any committee of the Board; and (c) there have been no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

Engagement of Soles, Heyn & Company LLP.

Effective April 5, 2017, Lockbox engaged Soles, Heyn & Company LLP (“SHC”) as our independent public registered accounting firm. The engagement of SHC was approved by the Company’s board of directors on April 5, 2017, as filed in our 8-K on April 10, 2017 with the Securities and Exchange Commission.

In connection with the Company’s engagement of SHC as our independent registered public accounting firm, we have not consulted SHC on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or to the type of audit opinion which might be rendered on the Company’s financial statements. Moreover, during the years ended December 31, 2015 and 2016 and the subsequent period through the date of engagement, we did not consult SHC regarding any of the matters outlined in Item 304(a)(2) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer noted the deficiencies in internal controls identified in this Item 9A. Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms..

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria established in “ Internal Control - Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

4.

Insufficient Resources – We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

5.

Inadequate Segregation of Duties – We have an inadequate number of personnel to properly implement control procedures.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

IRYNA CLARK 123 W. Nye Lane, Suite 129 Carson City, NV 89706	38	Chairwoman of the Board, President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

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

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

As with most small, early stage companies until such time as our Company further develops our business, achieves a revenue base and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board.

We do not have an audit committee financial expert. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management ‘ s activities.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole officer and director, Iryna Clark, who devotes time as needed to the Company, and has been paid monthly compensation of $2,000.00 per month. We intend to hire employees on an as needed basis, if and when we can afford to pay employees.

ITEM 11. EXECUTIVE COMPENSATION.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2016, and 2015. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)		Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
President Iryna Clark	2016	$2,000(1)	0	0		0	0	0	0	$2,000
	2015	$24,000(2)	0		0	0	0	0	0	$24,000
	Inception through 2014	20,500(3)	0	0		0	0	0	0	$20,500

(1) Our sole officer had $2,000 in consulting fees for 2016, which was paid during 2016.

(2) Our sole officer had $24,000 in consulting fees for 2015, which was paid during 2015.

(3) Our sole officer had $20,500 in consulting fees for 2014, which was paid during 2014.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf. Our officers and directors will not receive any fee as a result of their efforts to implement the business plan outlined herein. However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2017 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(m)(2); (3) each of the Company’s directors; and (4) all of the Company’s executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock, $.001 p.v.	Iryna Clark 123 W. Nye Lane, Suite 129 Carson City, NV 89706	*5,000,000 shares of common stock	91.83%

The percent of class is based on 5,444,500 shares of common stock issued and outstanding as of the date of this Form 10-K Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Scrudato & Co, P.A., for the audit of Lockbox Link, Inc. annual financial statement and review of financial statements included in LockboxLink’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,400 for fiscal year ended 2016 and $4,770 for fiscal year ended 2015.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of LockboxLink’s financial statements that are not reported above were $0 for fiscal year ended 2016 and $0 for fiscal year ended 2015.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2016 and $0 for fiscal year ended 2015.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

The following table includes all fees billed for auditing and any other services provided to us by Scrudato & Co., P.A. for the fiscal years ended December 31 2016 and 2015:

	2016	2015
Audit Fees	$4,400	$4,770
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$4,400	$4,770

On April 5, 2017, the company terminated their agreement with Scrudato & Co., P.A., and engaged Soles, Heyn & Company, LLP as our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101

Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCKBOX LINK INC.

Dated: April 17, 2017	By:	/s/ Iryna Clark
Iryna Clark, President and Chief Executive Officer and Chief Financial Officer