Form 10-K/A
period 2016-12-31
Lockbox Link, Inc.
filed 2017-05-22
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The history of recent acquisition in the real estate industry demonstrated that acquirers continue to focus on short-term agents-targeting transactions by upgrading features offered on their advertising platforms (Examples: Zillow’s acquisition of DotLoop for $108, CBRE acquisition of Floored, etc). At the same time, transaction-focused innovations, such as SkySlope, are still focused on reducing the cost of compliance and signing rather than on improving customer service.

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

/s/Soles, Heyn & Company, LLP

Soles, Heyn and Company, LLP

West Palm Beach, Florida

April 17, 2017

LOCKBOX LINK, INC.

BALANCE SHEETS

	2016	2015
ASSETS
Current assets
Cash in bank	$4,004	$15,651
Total assets	$4,004	$15,651

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$10,285	$2,830
Total liabilities	10,285	2,830

Commitments and contingencies

Shareholders’ deficit
Preferred stock, 10,000,000 shares authorized, 0 issued and outstanding as of December 31, 2016 and 2015	-	-
Common stock, 100,000,000 shares, par value $0.001, authorized, 5,444,500 issued and outstanding as of December 31, 2016 and 2015	5,445	5,445
Additional paid in capital	83,955	83,955
Accumulated deficit	(95,681)	(76,579)
Total shareholders’ deficit	(6,281)	12,821

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,004	$15,651

The accompanying notes are an integral part of these financial statements.

LOCKBOX LINK, INC.

STATEMENTS OF OPERATIONS

	2016		2015

Revenue	$-		$-

General expenses
Consulting fees	2,000		24,000
Professional fees	15,160		11,985
Operating expenses	1,942		212
Total general expenses	$19,102		$36,197

Net income(loss) from operations	$(19,102)		$(36,197)

Loss per common share	$(0.00)	*	$(0.01)

Weighted average of
shares outstanding	5,444,500		5,444,500

* Less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

LOCKBOX LINK, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred stock		Common stock		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
December 31, 2014	-	$-	5,444,500	$5,445	$83,955	$(40,382)	$49,018

Net loss for the year 2015	-	-	-	-	-	(36,197)	(36,197)
December 31, 2015	-	$-	5,444,500	$5,445	$83,955	$(76,579)	$12,821

Net loss for the year 2016	-	-	-	-	-	(19,102)	(19,102)
December 31, 2016	-	$-	5,444,500	$5,445	$83,955	$(95,681)	$(6,281)

The accompanying notes are an integral part of these financial statements.

LOCKBOX LINK, INC.

STATEMENTS OF CASH FLOWS

	2016	2015
Cash flows from operating activities:
Net income (loss)	$(19,102)	$(36,197)
Adjustment to reconcile net to net cash provided by operating activities
Increase in accounts payable and accrued expenses	7,455	(2,560)
Net cash used in operating activities	(11,647)	(38,757)

Cash flows from investing activities:
	-	-
Net cash realized from investing activities	-	-

Cash flows realized from financing activities:
Sale of common stock	-	-
Net cash realized from financing activities	-	-

Decrease in cash	(11,647)	(38,757)

Cash and cash equivalents at the beginning of year	15,651	54,408

Cash and cash equivalents at end of year	$4,004	$15,651

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

(3)

The sales price is fixed or determinable; and

(4)

Collectability is reasonably assured.

Note 2 – Summary of Significant Accounting Policies- Continued

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

Recent Accounting Pronouncements. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The impact of this guidance will result in the recognition of assets and liabilities for leases that the Company enters into in the future.

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

Note 7- Net Income (Loss) Per Share

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31, 2016	December 31, 2015
U.S. statutory rate	35%	35%
Less valuation allowance	(35%)	(35%)
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015
Net deferred tax assets	$33,488	$26,803
Less valuation allowance	(33,488)	(26,803)
Deferred tax asset - net valuation allowance	$-	$-

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

LOCKBOX LINK INC.

Dated: May 19, 2017	By:	/s/ Iryna Clark
Iryna Clark, President and Chief Executive Officer and Chief Financial Officer