Form 10-Q
period 2017-03-31
Lockbox Link, Inc.
filed 2017-05-22
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     .. Yes X . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	..

Non-accelerated filer	.. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X .. No      .

Class	Outstanding at March 31, 2017
Common stock, $0.001 par value	5,444,500

PART 1 –- FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

LOCKBOX LINK INC.
CONDENSED BALANCE SHEET
For the period end March 31,2017 and the year ended December 31, 2016
(UNAUDITED)

	2017	2016
ASSETS
Current assets
Cash in bank	$3,969	$4,004
Total assets	$3,969	$4,004

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$10,785	$10,285
Total liabilities	10,785	10,285

COMMITMENTS AND CONTINGENCIES

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized,
0 issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock, 100,000,000 shares $0.001 par value authorized,
5,444,500 issued and outstanding as of March 31, 2017 and December 31, 2016	5,445	5,445
Additional paid in capital	83,955	83,955
Accumulated deficit	(96,216)	(95,681)
Total shareholders' deficit	(6,816)	(6,281)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,969	$4,004

See notes to unaudited condensed financial statements.

LOCKBOX LINK INC.
CONDENSED STATEMENTS OF OPERATIONS
For the periods ended March 31, 2017 and 2016
(UNAUDITED)

	2017	2016

Revenue	$-	$-

General expenses
Consulting fees	-	2,000
Professional fees	500	2,900
Operating expenses	36	186
Total general expenses	536	5,086

Net loss before taxes	(536)	(5,086)

Income taxes	$-	$-

Net loss	$(536)	$(5,086)

Loss per common share	$(0.00)*	$(0.00)*

Weighted average of shares outstanding	5,444,500	5,444,500

* Less than $0.01 per share

See notes to unaudited condensed financial statements.

LOCKBOX LINK INC.
CONDENSED STATEMENT OF SHAREHOLDERS DEFICIT
For the periods ended March 31, 2017 and 2016
(UNAUDITED)

	Preferred stock		Common stock		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
December 31, 2015	-	$-	5,444,500	$5,445	$83,955	$(59,484)	$29,916

Net loss for the period ended March 31, 2016	-	-	-	-	-	(5,086)	(5,086)
March 31, 2016	-	-	5,444,500	5,445	83,955	(64,570)	24,830

Net loss for the period ended December 31, 2016	-	-	-	-	-	-	(31,111)
December 31, 2016	-	-	5,444,500	5,445	83,955	(95,681)	(6,281)

Net loss for the period ended March 31, 2017	-	-	-	-	-	(535)	(535)
March 31, 2017	-	$-	5,444,500	$5,445	$83,955	$(96,216)	$(6,816)

See notes to unaudited condensed financial statements.

LOCKBOX LINK INC.
CONDENSED STATEMENT OF CASH FLOWS
For the periods ended March 31, 2017 and 2016
(UNAUDITED)

	2017	2016
Cash flows from operating activities:
Net loss	$(536)	$(5,086)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase in accounts payable and accrued expenses	501	(2,831)
Net cash used in operating activities	(35)	(7,915)

Cash flows from investing activities:	-	-

Cash flows realized from financing activities:	-	-

Decrease in cash and cash equivalents	(35)	(7,915)

Cash at the beginning of the period	4,004	15,651

Cash at end of period	$3,969	$7,736

See notes to unaudited condensed financial statements.

LOCKBOX LINK, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and basis of presentation

LockBox Link, Inc. (the “Company”) is engaged in developing. producing, marketing and selling internet software applications to better facilitate transactions for the real estate industry. The Company was incorporated in the State of Nevada on April 10, 2014 with a principal office in Carson City. The Company is presently undertaking research and development in what will become its core line of products.

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Lockbox Link, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.

2. Summary of Significant Accounting Policies

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

LOCKBOX LINK, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and cash equivalents

For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents. The Company has no cash equivalents.

Recognition of Revenues

The Company will apply paragraph 605-10-S99-1 of the FASB Accounting Standards and Codification for future revenue recognition. The Company will recognize revenue services are realized or realizable and earned less estimated future doubtful accounts. The Company will consider revenue realized or realizable and earned when all of the following criteria are met:

(1)

Pervasive evidence of an arrangement exists;

(2)

The services have been rendered and all required milestones achieved;

(3)

The sale price is fixed or determinable; and

(4)

Collectability is reasonably assured.

Deferred Taxes.

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

The Federal and state income tax returns of the Company for 2016, 2015 and 2014 are subject to examination by the Internal Revenue Service and state taxing authorities for three (3) years from the date filed.

LOCKBOX LINK, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments. Our financial instruments include cash, accounts payable, and accrued expenses.

Risk and Uncertainties

The Company is subject to risks common to companies in the service industry, including but not limited to litigation, development of new technological innovations and dependence on key personnel.

LOCKBOX LINK, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC, and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Going Concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and an accumulated deficit of $96,216. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate.

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

4. Accounts payable and accrued liabilities

As of March 31, 2017 and December 31, 2016, the Company has outstanding $10,785 and $10,285 in accounts payable and accrued expenses directly relating to operational expenses, legal fees, and compliance fees, respectively.

5. Stockholders’ Deficit

Common Stock

The Company is currently authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

The Company issued no shares of stock during the three months ended March 31, 2017 and the year ended December 31, 2016. As of March 31, 2017 and December 31, 2016, the company has 5,444,500 shares of common stock issued and outstanding.

Preferred Stock

The Company is currently authorized to issue 10,000,000 shares of preferred stock.

The Company has issued no shares of preferred stock during the three months ended March 31, 2017 and the year ended December 31, 2016. As of March 31, 2017 and December 31, 2016, the company has no shares of preferred stock issued and outstanding.

LOCKBOX LINK, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. Related party transactions

The Company had an employment agreement with our sole representative Iryna Clark in 2016. That agreement was terminated as of March 31, 2016. We currently have no active employment agreements.

As of March 31, 2017 and 2016, the Company paid Ms. Clarke $-0- and $2,000 for her services, respectively.

7. Net loss per share

Income (loss) per share is computed by dividing the net loss by the weighted average number of common shares of stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted (loss) per share were the same for the periods ended March 31, 2017 and 2016.

For the periods ended March 31, 2017 and 2016, the Company posted losses less than $0.01 per basic and diluted share.

8. Subsequent events

In April 2017, the Company received $7,500 from an unrelated party to pay for certain expenses. The note carries 6% annual interest with no conversion provisions.

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

GENERAL OVERVIEW

We were incorporated in the State of Nevada on April 10, 2014, as Lockbox Link, Inc. Our principal executive offices are located at 123 W. Nye Lane, Suite 129, Carson City, NV 89706. We intend to specialize in providing real estate agents in the United States the opportunity to increase customer satisfaction improve productivity, and ensure business continuity by offering the agents’ clients a simplified, secure, and predictable home buying process. The company’s intended product is a cloud based software solution (SaaS) that is being developed to provide guidance and security to all the parties who participate in the home buying/selling process via limited control access and innovative user interface. Our proposed solution “Lockbox Link”, will be designed to take advantage of the structured flow and repeatability of existing real estate transaction processes. The Company has been doing business since April 10, 2014, when it was formed in the State of Nevada.

Lockbox Link is an “emerging growth company” within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company. Lockbox Link will continue to be an emerging growth company until the earliest to occur of (1) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (2) the last day of the fiscal year following the fifth anniversary of the date of our initial public offering under this prospectus, (3) the date on which we have, during the previous three year period, issued more than $1 billion in nonconvertible debt and (4) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”). Lockbox Link also qualifies as a “smaller reporting company” under Rule 12b2 of the Securities Exchange Act of 1934, as amended, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as we are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings some of which are similar to those of an emerging growth company including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2016, have been omitted.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Revenue Recognition

Sales will be recorded when users of the developed product subscribe to the service and payment is processed. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as of March 31, 2017. Our company has not generated any sales from inception through March 31, 2017.

Results of Operations

Three Months Ended March 31, 2017 compared to the three months ended March 31, 2016.

At this time, we have not generated any sales nor have we generated any revenue. The Company is still developing the software, which will be our core product.

Software development, general and administrative expenses, and legal and financial expenses were $536 for the three months ended March 31, 2017. Our expenses for the three-month period ended March 31, 2016 were $5,086.

Our net loss for the three months ended March 31, 2017 was $536 as compared to $5,086 during that same period in 2016. The decrease in losses year over year reflects a reduction in outside services, as well as increased accounts payable.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $96,216. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2017, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2017 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was ineffective as of March 31, 2017.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LOCKBOX LINK, INC
REGISTRANT

Date: May 19, 2017	/S/ Iryna Clark
Irvana Clark
CEO