Form 10-Q
period 2017-06-30
Lockbox Link, Inc.
filed 2017-08-07
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

Class	Outstanding at June 30, 2017
Common stock, $0.001 par value	5,444,500

PART 1 –- FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

LOCKBOX LINK, INC.

CONDENSED BALANCE SHEET

As of June 30, 2017 and December 31, 2016

(UNAUDITED)

	2017	2016
ASSETS
Current assets
Cash in bank	$1,181	$4,004
Total assets	1,181	4,004

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	12,690	10,285
Loans payable and accrued interest ($122)	7,668	-
Total liabilities	20,358	10,285

COMMITMENTS AND CONTINGENCIES

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized,
0 issued and outstanding as of June 30, 2017	-	-
and December 31, 2016
Common stock, 100,000,000 shares, par value $0.001,
authorized, 5,444,500 issued and outstanding
as of June 30, 2017 and December 31, 2016	5,445	5,445
Additional paid in capital	83,955	83,955
Accumulated deficit	(108,577)	(95,681)
Total shareholders' deficit	(19,177)	(6,281)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,181	$4,004

See notes to unaudited condensed financial statements.

LOCKBOX LINK, INC.

CONDENSED STATEMENT OF OPERATIONS

For the periods ended June 30, 2017 and 2016

(UNAUDITED)

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016

Revenue	$-		$-		$-		$-

General expenses
Consulting fees	-		-		-		2,000
Professional fees	12,203		6,190		12,703		9,090
Operating expenses	36		1,334		72		1,520
Total general expenses	12,239		7,524		12,775		12,610

Other income/expenses
Interest expenses	122		-		122		-

Net loss before taxes	(12,361)		(7,524)		(12,897)		(12,610)

Income taxes	-		-		-		-

Net loss	$(12,361)		$(7,524)		$(12,897)		$(12,610)

Loss per common share	$(0.00)	*	$(0.00)	*	$(0.00)	*	$(0.00)

Weighted average of shares outstanding	5,444,500		5,444,500		5,444,500		5,444,500

* Less than $0.01 per share

See notes to unaudited condensed financial statements.

LOCKBOX LINK, INC.

CONDENSED STATEMENT OF SHAREHOLDERS DEFICITS

For the periods ended June 30, 2017 and 2016

(UNAUDITED)

	Preferred stock		Common stock		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
January 1, 2016	-	$-	5,444,500	$5,445	$83,955	$(59,484)	$29,916
Net loss for the period ended June 30, 2016						(12,610)	(12,610)
June 30, 2016	-	-	5,444,500	5,445	83,955	(72,094)	17,306

January 1, 2017	-	-	5,444,500	$5,445	$83,955	$(95,681)	$(6,281)
Net loss for the period ended June 30, 2017						(12,897)	(12,897)
June 30, 2017	-	$-	5,445,000	$5,445	$83,955	$(108,578)	$(19,178)

See notes to unaudited condensed financial statements

LOCKBOX LINK, INC.

CONDENSED STATEMENT OF CASH FLOWS

For the periods ended June 30, 2017 and 2016

(UNAUDITED)

	2017	2016
Cash flows from operating activities:
Net loss	$(12,897)	$(12,610)
Adjustment to reconcile net loss to net cash used in operating activities

Increase in accounts payable and accrued expenses	2,406	3,360
Increase in loans payable and accrued interest	7,668	-
Net cash used in operating activities	(2,823)	(9,250)

Cash flows from investing activities:	-	-

Cash flows realized from financing activities:	-	-

Decrease in cash and cash equivalents	(2,823)	(9,250)

Cash at the beginning of the period	4,004	15,651

Cash at end of period	$1,181	$6,401

See notes to unaudited condensed financial statements

Lockbox Link, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2017

1.Organization and basis of presentation

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

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Lockbox Link, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2017 and the results of operations and cash flows for the three and six months ended June 30, 2017. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.

2.Summary of Significant Accounting Policies

Election to be treated as an emerging growth company

In 2014, the Company elected to use the extended transition period now available for complying with new or revised accounting standards under Section 102(b) (1). This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

2.Summary of Significant Accounting Policies (continued)

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

3.Going Concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and an accumulated deficit of $108,577. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.Accounts payable and accrued liabilities

As of June 30, 2017 and December 31, 2016, the Company has outstanding $12,690 and $10,285 in accounts payable and accrued expenses directly relating to operational expenses, legal fees, and compliance fees, respectively.

5.Notes payable and accrued interest

During the month of April, 2017, we received loans from an unrelated party totaling $7,546 to pay for certain expenses. The loans are due in one year and bear simple interest of 8%. As of June 30, 2017 and December 31, 2016, the Company has outstanding $7,668, including $122 in accrued interest and $-0- in Notes payable and accrued interest.

As of June 30, 2017 and 2016, the Company has recorded $122 and $-0- in interest expense.

6.Stockholders’ Deficit

Common Stock

The Company is currently authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

The Company has issued no shares of stock during the six months ended June 30, 2017 and the year ended December 31, 2016. As of June 30, 2017 and December 31, 2016, the company has 5,444,500 shares of common stock issued and outstanding.

Preferred Stock

The Company is currently authorized to issue 10,000,000 shares of preferred stock.

The Company issued no shares of preferred stock during the six months ended June 30, 2017 and the year ended December 31, 2016. As of June 30, 2017 and December 31, 2016, the company has no shares of preferred stock issued and outstanding.

7.Related party transactions

The Company had an employment agreement with our sole representative Iryna Clark in 2016. That agreement was terminated as of March 31, 2016. We currently have no active employment agreements.

During the six month periods ended June 30, 2017 and 2016, the Company paid Ms. Clarke $-0- and $2,000 for her services, respectively.

8.Net loss per share

Income (loss) per share is computed by dividing the net loss by the weighted average number of common shares of stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted (loss) per share were the same for the periods ended June 30, 2017 and 2016.

For the periods ended June 30, 2017 and 2016, the Company posted losses less than $0.01 per basic and diluted shares.

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

GENERAL OVERVIEW

We were incorporated in the State of Nevada on April 10, 2014, as Lockbox Link, Inc. Our principal executive offices are located at 123 W. Nye Lane, Suite 129, Carson City, NV 89706. We intend to specialize in providing real estate agents in the United States the opportunity to increase customer satisfaction, improve productivity, and ensure business continuity by offering the agents’ clients a simplified, secure, and predictable home buying process. The company’s intended product is a cloud based software solution (SaaS) that is being developed to provide guidance and security to all the parties who participate in the home buying/selling process via limited control access and innovative user interface. Our proposed solution “Lockbox Link,” will be designed to take advantage of the structured flow and repeatability of existing real estate transaction processes. The Company has been doing business since April 10, 2014, when it was formed in the State of Nevada.

Lockbox Link is an “emerging growth company” within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company. Lockbox Link will continue to be an emerging growth company until the earliest to occur of (1) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (2) the last day of the fiscal year following the fifth anniversary of the date of our initial public offering under this prospectus, (3) the date on which we have, during the previous three year period, issued more than $1 billion in nonconvertible debt and (4) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”). Lockbox Link also qualifies as a “smaller reporting company” under Rule 12b2 of the Securities Exchange Act of 1934, as amended, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as we are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings some of which are similar to those of an emerging growth company including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

Revenue Recognition

Sales will be recorded when users of the developed product subscribe to the service and payment is processed. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as of June 30, 2017. Our company has not made any sales as of June 30, 2017.

Results of Operations

Three Months Ended June 30, 2017 compared to the three months ended June 30, 2016.

At this time, we have not made any sales nor have we generated any revenue. The Company is still developing the software, which will be our core product.

Software development, general and administrative expenses, and legal and financial expenses were $12,239, with interest expense of $122, for a net loss of $12,361for the three months ending June 30, 2017. Our expenses for the three-month period ending June 30, 2016 were $7,524.

Six Months Ended June 30, 2017 compared to the six months ended June 30, 2016.

At this time, we have not made any sales nor have we generated any revenue. The Company is still developing the software, which will be our core product.

Software development, general and administrative expenses, and legal and financial expenses were $12,775, with interest expense of $122, for a net loss of $12,897 for the six months ending June 30, 2017. Our expenses for the six-month period ending June 30, 2016 were $12,610. The increase in losses year over year reflects an increase in costs of professional expenses, as well as increased accounts payable.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and an accumulated deficit of $108,577. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Sales and operating results generally depend on a number of factors, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall in the future, nor may we be able to anticipate significant obstacles to software development in a timely manner. Accordingly, any significant shortfall in future sales or unforeseen software development costs would have an immediate adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2017, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was not effective as of June 30, 2017.

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

LOCKBOX LINK, INC.
(Registrant)

Date: August 2, 2017	By:	/s/ Iryna Clark
Iryna Clark
CEO