Form 10-Q
period 2017-09-30
Lockbox Link, Inc.
filed 2017-11-14
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

Commission File Number:

LOCKBOX LINK, INC.
(Name of issuer in its charter)

Nevada	7372	46-5441197
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

123 W. Nye Lane, Suite 129
Carson City, NV 89706
858-243-7772
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

Class	Outstanding at November 14, 2017
Common stock, $0.001 par value	5,444,500

PART 1 –- FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

LOCKBOX LINK, INC.

CONDENSED BALANCE SHEETS

As of September 30, 2017 and December 31, 2016

(UNAUDITED)

	2017	2016
ASSETS
Current assets
Cash in bank	$630	$4,004
Total assets	$630	$4,004

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$130	$10,285
Related party loans payable and accrued interest ($252)	20,733	-
Total liabilities	20,863	10,285

COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit
Preferred stock, 10,000,000 shares authorized,
0 issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock, 100,000,000 shares, par value $0.001,
authorized, 5,444,500 issued and outstanding as of September 30, 2017 and December 31, 2016	5,445	5,445
Additional paid in capital	83,955	83,955
Accumulated deficit	(109,633)	(95,681)
Total shareholders’ deficit	(20,233)	(6,281)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$630	$4,004

See notes to unaudited condensed financial statements.

LOCKBOX LINK, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the periods ended September 30, 2017 and 2016

(UNAUDITED)

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016

Revenue	$-		$-		$-		$-

General expenses
Consulting fees	-		-		-		2,000
Professional fees	645		635		13,348		9,725
Operating expenses	250		379		322		1,899
Total general expenses	$895		$1,014		$13,670		$13,624

Other income/expenses
Interest expenses	160		-		282		-

Net loss before taxes	$(1,055)		$(1,014)		$(13,952)		$(13,624)

Income taxes	$-		$-		$-		$-

Net loss	$(1,055)		$(1,014)		$(13,952)		$(13,624)

Loss per common share	$(0.00)	*	$(0.00)	*	$(0.00)	*	$(0.00)	*

Weighted average of shares outstanding
	5,444,500		5,444,500		5,444,500		5,444,500

* Less than $0.01 per share

See notes to unaudited condensed financial statements.

LOCKBOX LINK, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICITS

For the periods ended September 30, 2017 and 2016

(UNAUDITED)

	Preferred stock		Common stock		Additional Paid in Capital
						Accumulated (Deficit)
	Shares	Amount	Shares	Amount			Total
December 31, 2015	-	$-	5,444,500	$5,445	$83,955	$(59,484)	$29,916

Net loss for the period ended September 30, 2016	-	-	-	-	-	(13,624)	(13,624)
September 30, 2016	-	-	5,444,500	5,445	83,955	(73,108)	16,292

December 31, 2016	-	-	5,445,000	5,445	83,955	(95,681)	(6,281)

Net loss for the period ended September 30, 2017	-	-	-	-	-	(13,952)	(13,952)
September 30, 2017	-	$-	5,445,000	$5,445	$83,955	$(109,633)	$(20,233)

See notes to unaudited condensed financial statements

LOCKBOX LINK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the periods ended September 30, 2017 and 2016

(UNAUDITED)

	2017	2016
Cash flows from operating activities:
Net loss	$(13,952)	$(13,624)
Adjustment to reconcile net loss to net cash used in operating activities
Accounts payable	(9,902)	2,520
Net cash used in operating activities	(23,854)	(11,104)

Cash flows from investing activities:	-	-

Cash flows realized from financing activities:
Related party loans payable	20,480	-
Net cash realized from financing activities	20,480	-

Decrease in cash and cash equivalents	(3,374)	(11,104)

Cash at the beginning of the period	4,004	15,651

Cash at end of period	$630	$4,547

See notes to unaudited condensed financial statements

Lockbox Link, Inc.

Notes to Unaudited Condensed Financial Statements

September 30, 2017

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

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Lockbox Link, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2017 and the results of operations and cash flows for the three and nine months ended September 30, 2017.  The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.

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

(1)Pervasive evidence of an arrangement exists;

(2)The services have been rendered and all required milestones achieved;

(3)The sale price is fixed or determinable; and

(4)Collectability is reasonably assured.

Deferred Taxes

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

Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

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

2.Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is required to adopt the guidance on January 1, 2019 and will apply the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders' equity upon adoption of the new standard is not expected to be material.

3.Going Concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and an accumulated deficit of $109,633. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.Accounts payable and accrued liabilities

As of September 30, 2017 and December 31, 2016, the Company has outstanding $130 and $10,285 in accounts payable and accrued expenses directly relating to operational expenses, legal fees, and compliance fees, respectively.

5.Related Party Notes payable and accrued interest

From time to time during 2017, the Company received loans from a related party to pay for certain expenses. The loans are due in one year and bear simple interest of 8%. As of September 30, 2017 and December 31, 2016, the Company has outstanding $20,732, including $282 in accrued interest and $-0- in Notes payable and accrued interest, respectively.

On September 25, 2017, the Company established a $500,000 Secured Line of Credit Agreement with Natalie Moores (the “Line of Credit”). The terms of the Line of Credit provide for interest at 12% per annum on all outstanding balances and is payable in accordance with promissory notes issued in connection with each advance made pursuant to the Line of Credit. Any and all advances are secured by all of the assets of the Company. The availability of funds for draw down from the Line of Credit is subject to the discretion of Ms. Moores. If not sooner paid, all outstanding principal, accrued but unpaid interest and other outstanding sums due under this Agreement shall be paid in full on December 31, 2019 (the "Maturity Date") or (ii) the date on which the Borrower has received from Lender a total of $ 2,500,000 in debt or equity capital, exclusive of amounts received under this Line of Credit Agreement, whichever is sooner. As of September 30, 2017, the balance on this Letter of Credit is $0.

As of September 30, 2017 and 2016, the Company has recorded $282 and $-0- in interest expense.

On October 12, 2017, we received $25,000 from the Line of Credit pursuant to a Promissory Note (the “Note”). The principal and accrued interest on the Note is payable on October 12, 2018.

6.Stockholders’ Deficit

Common Stock

The Company is currently authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

The Company has issued no shares of stock during the nine months ended September 30, 2017 and the year ended December 31, 2016. As of September 30, 2017 and December 31, 2016, the company has 5,444,500 shares of common stock issued and outstanding.

As at October 12, 2017, (i) the Company sold 4,500,000 shares of its common stock to Natalie Moores for $25,200; (ii) the sole member board of directors, Iryna Clark, elected Natalie Moores as a director and the Chief Executive Officer, President, and Secretary of the Company; (iii) Iryna Clark resigned as a director and officer of the Company; and (iv) Iryna Clark contributed 4,500,000 shares of common stock to the Treasury of the Company. Ms. Moores is now the sole officer and director and the holder of the majority of issued and outstanding common shares of the Company.

In connection with the sale and issuance of 4,500,000 common shares, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended and the rules and regulations of the Securities and Exchange Commission thereunder, in reliance upon Section 4(a)(2) thereof and Regulation D thereunder.

Preferred Stock

The Company is currently authorized to issue 10,000,000 shares of preferred stock.

The Company issued no shares of preferred stock during the nine months ended September 30, 2017 and the year ended December 31, 2016. As of September 30, 2017 and December 31, 2016, the company has no shares of preferred stock issued and outstanding.

7.Related party transactions

The Company had an employment agreement with our sole representative Iryna Clark in 2016. That agreement was terminated as of March 31, 2016. We currently have no active employment agreements.

As of September 30, 2017 and 2016, the Company paid Ms. Clarke $-0- and $2,000 for her services, respectively.

In October, Iryna Clark retired 4,500,000 shares of common stock. Natalie Moores purchased 4,500,000 shares of common stock for $25,000. As a result of this change of control, Notes Payable have been reclassisfied to Related Party Notes Payable.

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

For the periods ended September 30, 2017 and 2016, the Company posted losses of less than $0.01 per basic and diluted shares.

9.Subsequent events

Common stock

As at October 12, 2017, (i) the Company sold 4,500,000 shares of its common stock to Natalie Moores for $25,200; (ii) the sole member board of directors, Iryna Clark, elected Natalie Moores as a director and the Chief Executive Officer, President, and Secretary of the Company; (iii) Iryna Clark resigned as a director and officer of the Company; and (iv) Iryna Clark contributed 4,500,000 shares of common stock to the Treasury of the Company. Ms. Moores is now the sole officer and director and the holder of the majority of issued and outstanding common shares of the Company.

In connection with the sale and issuance of 4,500,000 common shares, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended and the rules and regulations of the Securities and Exchange Commission thereunder, in reliance upon Section 4(a)(2) thereof and Regulation D thereunder.

Related party notes

On October 12, 2017, we received $25,000 from the Line of Credit pursuant to a Promissory Note (the “Note”). The principal and accrued interest on the Note is payable on October 12, 2018. (See Note 5).

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

Revenue Recognition

Sales will be recorded when users of the developed product subscribe to the service and payment is processed. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments have been recognized as of September 30, 2017. Our company has not made any sales as of September 30, 2017.

Results of Operations

Three Months Ended September 30, 2017 compared to the three months ended September 30, 2016.

At this time, we have not made any sales nor have we generated any revenue. The Company is still developing the software, which will be our core product.

Software development, general and administrative expenses, and legal and financial expenses were $895, with interest expense of $160, for a net loss of $1,055 for the three months ending September 30, 2017. Our expenses for the three-month period ending September 30, 2016 were $1,014.

Nine Months Ended September 30, 2017 compared to the nine months ended September 30, 2016.

At this time, we have not made any sales nor have we generated any revenue. The Company is still developing the software, which will be our core product.

Software development, general and administrative expenses, and legal and financial expenses were $13,670, with interest expense of $282, for a net loss of $13,952 for the nine months ending September 30, 2017. Our expenses for the nine-month period ending September 30, 2016 were $13,624. The increase in losses year over year reflects an increase in costs of professional expenses, as well as increased accounts payable.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and an accumulated deficit of $109,633.

As at September 30, 2017 the Company had $630 in cash with availability on our related party line of credit with Natalie Moores of $500,000. We had a working capital deficit of $20,233. On October 12, 2017, the Company received $25,000 from the Line of Credit.

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

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2017, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was not effective as of September 30, 2017.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As at October 12, 2017, (i) the Company sold 4,500,000 shares of its common stock to Natalie Moores for $25,200; (ii) the sole member board of directors, Iryna Clark, elected Natalie Moores as a director and the Chief Executive Officer, President, and Secretary of the Company; (iii) Iryna Clark resigned as a director and officer of the Company; and (iv) Iryna Clark contributed 4,500,000 shares of common stock to the Treasury of the Company. Ms. Moores is now the sole officer and director and the holder of the majority of issued and outstanding common shares of the Company.

In connection with the sale and issuance of 4,500,000 common shares, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended and the rules and regulations of the Securities and Exchange Commission thereunder, in reliance upon Section 4(a)(2) thereof and Regulation D thereunder.

On September 25, 2017, the Company established a $500,000 Secured Line of Credit Agreement with Natalie Moores (the “Line of Credit”). The terms of the Line of Credit provide for interest at 12% per annum on all outstanding balances and is payable in accordance with promissory notes issued in connection with each advance made pursuant to the Line of Credit. Any and all advances are secured by all of the assets of the Company. The availability of funds for draw down from the Line of Credit is subject to the discretion of Ms. Moores.

On October 12, 2017, we received $25,000 from the Line of Credit pursuant to a Promissory Note (the “Note”). The principal and accrued interest on the Note is payable on October 12, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOCKBOX LINK, INC.
(Registrant)

Date: November 14, 2017	By:	/s/ Natalie Moores
Natalie Moores
CEO and Principal Accounting Officer