Form 10-K
period 2017-12-31
Lockbox Link, Inc.
filed 2018-02-26
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filed	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging Growth Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

As of February 23, 2018, the registrant had 5,444,500 shares of common stock issued and outstanding.

No market value has been computed based upon the fact that no active trading market has been established as of February 23, 2018

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

GENERAL

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2013, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

We are also considered a "smaller reporting company," If we are still considered a "smaller reporting company" at such time as we cease to be an "emerging growth company," we will be subject to increased disclosure requirements. However, the disclosure requirements will still be less than they would be if we were not considered either an "emerging growth company" or a "smaller reporting company."

For more information, please see our Risk Factor entitled “As an “emerging growth company” under the Jumpstart our Business Startups Act (JOBS Act), we are permitted to rely on exemptions from certain disclosure requirements.”

Corporate Overview

Lockbox Link was incorporated in Nevada on April 10, 2014, as Lockbox Link, Inc. Our principal executive offices are located at 123 W. Nye Lane, Suite 129, Carson City, NV 89706. Our phone number is 858-353-9199. We are a development stage company that intends to specialize in providing real estate agents in the United States the opportunity to increase customer satisfaction, improve productivity, and ensure business continuity by offering the agents' clients a simplified, secure, and predictable home buying process. The company’s intended product is a cloud based software solution (SaaS) that is being developed to provide guidance and security to all the parties who participate in the home buying/selling process via limited control access and innovative user interface. Our proposed solution "Lockbox Link", will be designed to take advantage of the structured flow and repeatability of existing real estate transaction processes. The Company has been doing business since April 10, 2014, when it was formed in the State of Nevada.

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

As of the date of this annual report, we have commenced only limited operations with no revenues. Management estimates that the Company has sufficient funds to cover the cost of operating our business for the next 12 months.

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

Recent Developments

On October 12, 2017, (i) the Company sold 4,500,000 shares of its common stock to Natalie Moores for $25,200; (ii) the sole member board of directors, Iryna Clark, elected Natalie Moores as a director and the Chief Executive Officer, President, and Secretary of the Company; (iii) Iryna Clark resigned as a director and officer of the Company; and (iv) Iryna Clark contributed 4,500,000 shares of common stock to the Company. Ms. Moores is now the sole officer and director and the holder of the majority of issued and outstanding common shares of the Company.

On September 25, 2017, the Company established a $500,000 Secured Line of Credit Agreement with Natalie Moores (the "Line of Credit"). The terms of the Line of Credit provide for interest at 12% per annum on all outstanding balances and is payable in accordance with promissory notes issued in connection with each advance made pursuant to the Line of Credit. Any and all advances are secured by all of the assets of the Company. The availability of funds for draw down from the Line of Credit is subject to the discretion of Ms. Moores.

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

Our Employees

Our President and sole director, Natalie Moores currently is in charge of our operations. Ms. Moores does not receive any compensation for her services. We have no other employees.

Description of Property

We do not own any real property. Our business presently uses office space at no charge belonging to our President.

Capital Requirements

Management estimates that the Company will require $40,000 to cover the cost of operating our business until December 31, 2018. Other than the Line of Credit from Ms. Moores, we have no commitments from any source to provide additional funding.

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

On September 25, 2017, the Company established a $500,000 Secured Line of Credit Agreement with Natalie Moores (the "Line of Credit"). The terms of the Line of Credit provide for interest at 12% per annum on all outstanding balances and is payable in accordance with promissory notes issued in connection with each advance made pursuant to the Line of Credit. Any and all advances are secured by all of the assets of the Company. The availability of funds for draw down from the Line of Credit is subject to the discretion of Ms. Moores.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED TO OUR STATUS AS A SHELL

BECAUSE WE ARE CONSIDERED TO BE A "SHELL COMPANY" UNDER APPLICABLE SECURITIES RULES, INVESTORS MAY NOT BE ABLE TO RELY ON THE RESALE EXEMPTION PROVIDED BY RULE 144 OF THE SECURITIES ACT. AS A RESULT, INVESTORS MAY NOT BE ABLE TO RE-SELL OUR SHARES AND COULD LOSE THEIR ENTIRE INVESTMENT.

We are considered to be a "shell company" under Rule 405 of Regulation C of the Securities Act. A "shell company" is a company with either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents. As a result, our investors are not allowed to rely on Rule 144 of the Securities Act for a period of one year from the date that we cease to be a shell company. Because investors may not be able to rely on an exemption for the resale of their shares other than Rule 144, and there is no guarantee that we will cease to be a shell company, they may not be able to re-sell our shares in the future and could lose their entire investment as a result.

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

Risks Related To the Company

Our Auditor Has Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

These financial statements included with this registration statement have been prepared on a going concern basis. We have a negative working capital of ($818) and an accumulated deficit of ($115,418) as of December 31, 2017. We may not be able to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. The Company as of December 31, 2017, has funded its initial operations through the issuance of shares of capital stock and borrowings from a line of credit from our President and majority shareholder. Management plans to continue to provide for its capital needs by the issuance of common stock. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Lockbox Link is a new and unproven business model. The success of our business model depends upon;

•our ability to develop a working online website,

•our ability to obtain a critical mass of paying subscribers and advertisers to pay for our products and services,

•our ability to develop and provide working and efficient products and services

•our ability to sell our product and services , advertising space and other future marketing programs.

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

•Increasing the number of consumers of our products and services;

•Competing effectively for advertising dollars with other online media companies;

•Continuing to develop our advertising products and services;

•Keeping pace with changes in technology and with our competitors; and

•Offering an attractive return on investment to our advertisers for their advertising spending with us.

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

We Are Dependent On The Services Of A Certain Key Officer And The Loss Of Her Services Could Harm Our Business.

Our success largely depends on the continuing services of our Chairman and Chief Executive Officer, Natalie Moores. Successful operations will depend on our ability to attract and retain qualified personnel. We believe that Ms. Moores possesses valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of her as a key employee could harm our operations, business plans and cash flows.

Because Our Sole Officer Has Other Outside Business Activities, She Will Have Limited Time To Spend On Our Business, Our Operations May Be Sporadic, Which May Result In Periodic Interruptions Or Suspensions Of Operations.

Because our sole officer and director has other outside business activities and will only be devoting approximately 20% of her time to our operations, our operations may be sporadic and occur at times which are inconvenient to her In the event she is unable to fulfill any aspect of her duties to the Company, we may experience a complete lack of sales resulting in little or no revenues and eventual closure of the business.

Our Business Plan Requires Additional Capital, Which May Not Be Available.

In order to execute our business plan, we anticipate that we will need to obtain additional financing as we expand our operations. These funds may be obtained through additional public or private debt or equity financings, bank borrowings or from strategic alliances or joint ventures. We may not be successful in obtaining additional funds in a timely manner or favorable terms or at all. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our growth strategies or reduce capital expenditures and the size of our operations and as a result may experience a material adverse effect on our business, results of operations and cash flows.

Risk Factors Related to the JOBS Act

We are an ‘Emerging Growth Company” and we intend to take advantage of reduced disclosure and governance requirements applicable to Emerging Growth Companies, which could result in our stock being less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

The Company’s election to take advantage of the jobs act’s extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to take advantage of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board ("PCAOB") or the Securities & Exchange Commission ("SEC"). The Company has elected take advantage of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard on the private company timeframe. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The Jobs Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and reduce the amount of information provided in reports filed with the

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

•be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting.

•be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

•be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

•be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements

The Company currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”.

As long as the Company qualifies as an Emerging Growth Company, the Company’s independent registered public accounting firm will not be required to attest to the effectiveness of the company’s internal control over financial reporting.

Because the Company has elected to take advantage of the extended time periods for compliance with new or revised accounting standards provided for under Section 102(b) of the JOBS Act, among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

The Company may lose its status as an Emerging Growth Company.

Under Section 2(a)(19) of the Securities Act of 1933 and Section 3(a)(80) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), an Emerging Growth Company ("EGC") will lose its EGC status upon the earliest of:

•the last day of the first fiscal year in which the company's annual gross revenues exceed $1 billion;

•the date on which the company is deemed to be a large accelerated filer (as defined in Rule 12b-2 under the Exchange Act);

•the date on which the company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

•the last day of the fiscal year in which the fifth anniversary of the company's first sale of equity securities pursuant to an effective registration statement occurs.

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

Number of Holders

As of December 31, 2017, the 5,444,500 issued and outstanding shares of common stock were held by a total of 24 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2017 and December 31, 2016. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities Purchase of our Equity Securities by Officers and Directors

On October 12, 2017, Iryna Clark resigned as our sole director and officer of the Company, and delivered 4,500,000 of Ms. Clark’s common stock to the Company. Also on October 12, 2017, Natalie Moores paid $25,200 for 4,500,000 shares of our common stock, was appointed as the sole director and Chief Executive Officer and President of the Company.

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

Working Capital

	December 31, 2017 $	December 31, 2016 $
Current Assets	47,725	4,004
Current Liabilities	(48,543)	(10,285)
Working Capital (Deficit)	(818)	(6,281)

Cash Flows

	Year ended December 31, 2017 $	Year ended December 31, 2016 $
Cash Flows used in Operating Activities	(34,954)	(11,647)
Cash Flows provided by Investing Activities	-	-
Cash Flows provided by Financing Activities	30,950	-
Net Increase in Cash During Period (loss)	(4,004)	(11,647)

Operating Revenues

During the years ended December 31, 2017 and 2016, the Company did not generate any revenues.

Operating Expenses and Net Loss

During the year ended December 31, 2017, the Company incurred operating expenses of $19,033 and a net loss of $19,737 compared with $19,102 during the year ended December 31, 2016. The increase in operating expenses and net loss is due to accrued interest on operating loans made over the year ended December 31, 2017. The Company has limited its expenditure of resources on items that are not critical to the development of the basic core product.

For the year ended December 31, 2017, the Company sustained a net loss of $19,737 or less than $0.01 loss per share compared to a net loss of $19.102 or less than $0.01 per share for the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, the Company had cash of $-0- and total assets of $47,725 compared to $4,004 and $4,004 at December 31, 2016. The increase in cash and total assets were due to the sales of stock and the issuance of the first tranche of funding in accordance with the Line of Credit of October 2017. The Company did not raise any new funding from financing or investing activities in 2016.

At December 31, 2017, the Company had total liabilities of $48,543 consisting of $1,889 in accounts payable and accrued liabilities, $21,654 including $704 in accrued interest in loans payable-related party, and $25,000 in Notes payable, in accordance with the Line of Credit agreement of October 2017, compared to liabilities of $10,285 as at December 31, 2016. The decrease in liabilities and subsequent increase in loans payable and accrued interest was due to loans received from a related party for continued operations and the Letter of Credit. We had no Notes payable at December 31, 2016.

During the year ended December 31, 2017, the Company received 4,500,000 shares of common stock from our prior Director Iryna Clark and sold 4,500,000 shares of common stock to Natalie Moores for $25,200. During the year ended December 31, 2016, the Company did not have any equity transactions.

Cashflow from Operating Activities

During the year ended December 31, 2076, the Company used cash of $34,954 for operating activities compared to $11,647 during the year ended December 31, 2015. The increase in the use of cash for operating activities was due to increase in prepaid expenses and settlement of payables.

Cashflow from Investing Activities

During the years ended December 31, 2017 and 2016, the Company did not have any investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2017, the Company sold 4,500,000 shares of common stock for $25,200. The Company also received a funding commitment for $25,000 tranche loan. During the year ended December 31, 2016, the Company did not have any financing activities.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to conduct and continue day-to-day activities. For these reasons, the Company’s auditors stated in their report on the Company’s audited financial statements, as and for the years ended December 31, 2017 and 2016, that they have substantial doubt that the Company will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Company management regularly evaluates the accounting policies and estimates used to prepare our financial statements. A complete summary of these policies is included in the notes to the financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Plan of Operation and Funding

The Company is developing a minimum viable product to test it with key customer segments in order to prepare for a deployment of this product in selected markets in 2018. The Company is conducting primary market research to identify and engage a core community of Beta testers, developing user interface and user experience maps as an internal effort, and may use an external developer to develop the initial prototype. Our internal team has significant experience in market research, software planning, testing and prototyping capabilities.

During the product development stage, management will be actively collecting leads, including those for Product Testers, future end-users and industry facilitators. The Company’s pre-launch leads generation program consists of proactive Interest List opt-in on our website, Lockboxlink.com, attendees from the industry and networking events, and referrals. In addition, the management team will be reaching out to industry experts and opinion leaders in order to develop relationships that will facilitate future sales.

The Company’s current burn rate is approximately $16,500 per year. Management does not believe that its current cash on hand will cover the current estimated burn rate and our operating activities for the next 12 months.

Management believes that working capital requirements will continue to be funded through a combination of loans from the principal shareholders, as to which there can be no assurance, and further issuances of securities, also as to which there can also be no assurance. The Company’s working capital requirements are expected to increase, if and when the Company acquires assets or a business.

The Company does not have any bank financing arrangements. Additional issuances of equity or convertible debt securities, if any, will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of any new prospective new business endeavors or opportunities, which could significantly and materially restrict its business operations.

Material Commitments

As of December 31, 2017, and as of the date of filing this Annual Report on Form 10-K, the Company has commitments of $25,000 to repay a Note from our primary shareholder for operations. As of December 31, 2016, the Company did not have any material commitments.

Purchase of Significant Equipment

Management does not intend to purchase any significant equipment unless and until the Company acquires assets or obtains significant revenue producing contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL AND SUPPLEMENTARY DATA.

LOCKBOX LINK INC.

Financial Statements

For the Years Ended December 31, 2017 and 2016

LOCKBOX LINK, INC.

BALANCE SHEET

For the years ended December 31, 2017 and 2016

	2017	2016
ASSETS	(audited)	(audited)
Current assets
Cash in bank	$-	$4,004
Other receivables	40,200	-
Prepaid legal fees	7,525	-
Total assets	$47,725	$4,004

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,889	$10,285
Loans payable - related party (including interest of $704)	21,654	-
Notes payable - related party	25,000	-
Total Current liabilities	48,543	10,285

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, 0 issued and outstanding as of December 31, 2017 and 2016
	-	-
Common stock, 100,000,000 shares, par value $0.001, authorized, 5,444,500 issued and outstanding as of December 31, 2017 and 2016

	5,445	5,445
Additional paid in capital	109,155	83,955
Accumulated deficit	(115,418)	(95,681)
Total shareholders' deficit	(818)	(6,281)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$47,725	$4,004

The accompanying notes are an integral part of these financial statements.

LOCKBOX LINK, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2017 and 2016

	2017		2016

Revenue	$-		$-

General expenses
Consulting fees	623		2,000
Professional fees	18,082		15,160
Operating expenses	328		1,942
Total general expenses	$19,033		$19,102

Net loss from operations	(19,033)		(19,102)

Interest expense	704		-

Net loss	$(19,737)		$(19,102)

Loss per common share	$0.00	*	$0.00	*
Weighted average of shares outstanding
	5,445,000		5,445,000

* Less that $0.01 per share

The accompanying notes are an integral part of these financial statements.

LOCKBOX LINK, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2017 and 2016

	Preferred stock		Common stock		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
December 31, 2015	-	-	5,444,500	5,445	83,955	(76,579)	12,821

Net loss for the year 2016	-	-	-	-	-	(19,102)	(19,102)
December 31, 2016	-	-	5,444,500	5,445	83,955	(95,681)	(6,281)

Shares returned by I. Clark	-	-	(4,500,000)	(450)	450	-	-
Shares purchased by N. Moores	-	-	4,500,000	450	24,750	-	25,200
Net loss for the year 2017	-	-	-	-	-	(19,737)	(19,737)
December 31, 2017	-	$-	5,444,500	$5,445	$109,155	$(115,418)	$(818)

The accompanying notes are an integral part of these financial statements.

LOCKBOX LINK, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net income (loss)	$(19,737)	$(19,102)
Adjustment to reconcile net to net cash used in operating activities
Increase in Prepaid legal fees	(7,525)	-
Increase in accounts payable and accrued expenses	(8,396)	7,455
(Decrease) Increase in interest payable - related party	704	-
Net cash used in operating activities	(34,954)	(11,647)

Cash flows from investing activities:
	-	-
Net cash realized from investing activities	-	-

Cash flows realized from financing activities:
Sale of common stock	10,000	-
Notes payable - related party	20,950	-
Net cash provided by financing activities	30,950	-

Increase in cash and cash equivalents	(4,004)	(11,647)

Cash and cash equivalents at the beginning of period	4,004	15,651

Cash and cash equivalents at end of period	$-	$4,004

Non-cash financing activities:
Sale of common stock	15,200	-
Notes payable - related party	25,000	-
Net cash provided by financing activities	40,200	-

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

Note 2 – Summary of Significant Accounting Policies

Election to be treated as an emerging growth company - In 2014, the Company elected to use the extended transition period now available for complying with new or revised accounting standards under Section 102(b) (1). This election permits the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, these financial statements may not be comparable to companies that comply with public company effective dates.

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

Cash and Cash Equivalents – For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and 2016, the Company did not have any cash equivalents.

Accounts Receivable – The Company evaluates credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. Management will charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. There are no Accounts receivables at December 31, 2017 or 2016.

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

(3)The sales price is fixed or determinable; and

(4)Collectability is reasonably assured.

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

Note 2 – Summary of Significant Accounting Policies- Continued

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

The Federal and state income tax returns of the Company for 2014, 2015 and 2016 are subject to examination by the internal Revenue Service and state taxing authorities for three (3) years from the date filed

Fair value of financial instruments. The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our financial instruments include cash, accounts payable and accrued expenses, other receivables, and loans and notes payable.

Risk and Uncertainties. The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Recent Accounting Pronouncements. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The impact of this guidance will result in the recognition of assets and liabilities for leases that the Company enters into in the future.

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company will adopt the guidance on January 1, 2018 and apply the cumulative catchup transition method. The transition adjustment to be recorded to stockholders’ equity upon adoption of the new standard is not expected to be material

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2017, the Company has earned no revenue and has a retained deficit of ($115,418). Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Cash on hand

As of December 31, 2017, the Company has $-0- funds available.

Note 5 – Other receivables

On October 12, 2017, Natalie Moores purchased 4,500,000 shares of our common stock for $25,200. From that amount, a retainer of $10,000 was paid on our behalf to our legal counsel. Because we did not have a new bank account available, the money remains as a receivable.

As of December 31, 2017, the Company has a $40,200 receivable balance outstanding, including $25,000 from Notes payable (See Note 7).

Note 6 – Accounts payable and accrued liabilities

As of December 31, 2017 and 2016, the Company has outstanding $1,889 and $10,285 outstanding in accounts payable and accrued expenses directly relating to operational expenses, legal fees, and compliance fees, respectively.

Note 7 – Loans and Notes payable – related party

As of December 31, 2017 and 2016, the Company has outstanding $21,654 including $704 in accrued interest and $-0- in loans outstanding, 8% interest rate, maturing April 2018, directly relating to operational expenses, legal fees, and compliance fees, respectively.

On September 25, 2017, the Company established a $500,000 Secured Line of Credit Agreement with Natalie Moores (the "Line of Credit"). The terms of the Line of Credit provide for interest at 12% per annum on all outstanding balances and is payable in accordance with promissory notes issued in connection with each advance made pursuant to the Line of Credit. Any and all advances are secured by all of the assets of the Company. The availability of funds for draw down from the Line of Credit is subject to the discretion of Ms. Moores. In October 2017, the Company received $25,000 pursuant to the terms of the Line of Credit.

As of December 31, 2017 and 2016, the Company has outstanding $25,000 and $-0- in Notes payable – related party.

Note 8 – Stockholders’ Equity (Deficit)

Capital Stock. The Company is currently authorized to issue 100,000,000 shares of common stock, par value of $0.001 per share.

During the period from inception (April 10, 2014) to December 31, 2014, the Company issued 5,000,000 shares of common stock to its founder and 444,500 shares of common stock to unrelated parties for $89,400. On October 12, 2017, Natalie Moores purchased 4,500,000 shares of our common stock for $25,200 and assumed President and Director roles, and Iryna Clark resigned and returned 4,500,000 shares of our common stock to be reissued. The Company issued no new shares of stock as of December 31, 2016. As of December 2017, the Company has 5,444,500 shares of common stock issued and outstanding.

Preferred Stock. The Company is currently authorized to issue 10,000,000 shares of preferred stock.

As of December 31, 2017 and 2016, the Company has -0- shares of preferred stock issued and outstanding.

Note 9 – Related Party Transactions

The Company retained the services of Iryna Clarke as a consultant in 2014. As of December 31, 2017 and 2016, the Company paid $623 and $2,000 for her consulting services, respectively. On October 12, 2017, Ms. Clarke returned 4,500,000 shares of our common stock, to be reissued, and resigned.

On October 12, 2017, Natalie Moores purchased 4,500,000 shares of our common stock for $25,200 and assumed President and Director positions.

On September 25, 2017, the Company established a $500,000 Secured Line of Credit Agreement with Natalie Moores (the "Line of Credit"). The terms of the Line of Credit provide for interest at 12% per annum on all outstanding balances and is payable in accordance with promissory notes issued in connection with each advance made pursuant to the Line of Credit. Any and all advances are secured by all of the assets of the Company. The availability of funds for draw down from the Line of Credit is subject to the discretion of Ms. Moores. In October 2017, the Company has a receivable of $25,000 pursuant to the terms of the Line of Credit.

Note 10- Net Loss Per Share

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. At December 31, 2017 and 2016, the Company has no outstanding common stock equivalents. Basic and diluted loss per share were the same amounts for the year ended December 31, 2017 and 2016.

Note 11- Income Taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31, 2017	December 31, 2016
U.S. statutory rate	35%	35%
Less valuation allowance	(35%)	(35%)
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016
Net deferred tax assets	40,396	33,488
Less valuation allowance	(40,396)	(33,488)
Deferred tax asset - net valuation allowance	-	$-

The change in the valuation allowance was approximately $6,900 and $6,700 for the years ended December 31, 2017 and 2016, respectively.

Utilization of the Company's net operating losses may be subject to substantial limitations if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.

Note 12- Subsequent Events

Establishment of Bank Account

On February 9, 2018, the Company opened a new bank account and deposited net cash in the amount of $36,556.25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Termination of Scrudato & Co., P.A.

Effective April 5, 2017, the Company terminated Scrudato & Co., P.A. (“SCO”), as the Company’s independent registered public accounting firm. The decision to terminate Scrudato & Co., P.A. was approved by the sole director of Lockbox (the “Board”) on April 5, 2017, as filed in our 8-K on April 10, 2017 with the Securities and Exchange Commission.

For the year ended December 31, 2016 and for the interim period through the time of their termination, SCO’s report did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, except that the report contained an explanatory paragraph stating that there was substantial doubt about the registrant’s ability to continue as a going concern.

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

In connection with the Company’s engagement of SHC as our independent registered public accounting firm, the Company has not consulted SHC on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or to the type of audit opinion which might be rendered on the Company’s financial statements. Moreover, during the years ended December 31, 2015 and 2016 and the subsequent period through the date of engagement, the Company did not consult SHC regarding any of the matters outlined in Item 304(a)(2) of Regulation S-K.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer noted the deficiencies in internal controls identified in this Item 9A. Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls – As of December 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at December 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

4.Insufficient Resources – We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

5.Inadequate Segregation of Duties – We have an inadequate number of personnel to properly implement control procedures.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
NATALIE MOORES 123 W. Nye Lane, Suite 129 Carson City, NV 89706	38	Sole director, President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

Biographical Information and Background of officer and director

Natalie Moores has extensive experience with business to business (B2B) marketing, specifically in the arena of mergers and acquisitions, taking companies public, and small cap funding. She is a Principal at World Ventures, Inc. (2008-present), a small cap advisory company specializing in fundraising, mergers and acquisitions, and taking companies public. Her expertise helps clients to find investors, make acquisitions of going concerns, and monetize their assets. Ms. Moores is fluent in English, Russian and Ukrainian.

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

We do not have an audit committee financial expert. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’ s activities.

SIGNIFICANT EMPLOYEES

We have no employees other than our prior officer and director, Iryna Clark, who devoted time as needed to the Company, and was paid monthly compensation of $2,000.00 per month. We intend to hire employees on an as needed basis, if and when we can afford to pay employees.

ITEM 11. EXECUTIVE COMPENSATION.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2016, and 2015. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
President Natalie Moores	2017	-(4)	-	-	-	-	-	-	-
President Iryna Clark	2017 2016 2015	623(1) 2,000(2) 24,000(3)	- - -	- - -	- - -	- - -	- - -	- - -	623 2,000 24,000

(1) Our sole officer received $623 in consulting fees to assist in officer transition for 2017, which was paid during 2017.

(2) Our sole officer had $2,000 in consulting fees for 2016, which was paid during 2016.

(3) Our sole officer had $24,000 in consulting fees for 2015, which was paid during 2015.

(4) We have no agreement with our current President/Director for compensation. No compensation was paid during 2017.

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

Termination of Employment and Change of Control Arrangement

On October 12, 2017, Iryna Clark, returned 4,500,000 shares of our common stock and resigned. On October 12, 2017, Natalie Moores paid $25,200 to purchase 4,500,000 shares of our common stock and assumed Officer and Director roles.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership
			Percentage
Common Stock, $.001 p.v.	Natalie Moores 123 W. Nye Lane, Suite 129 Carson City, NV 89706	*4,500,000 shares of common stock	82.65%

The percent of class is based on 5,444,500 shares of common stock issued and outstanding as of the date of this Form 10-K Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 25, 2017, the Company established a $500,000 Secured Line of Credit Agreement with Natalie Moores (the "Line of Credit"). The terms of the Line of Credit provide for interest at 12% per annum on all outstanding balances and is payable in accordance with promissory notes issued in connection with each advance made pursuant to the Line of Credit. Any and all advances are secured by all of the assets of the Company. The availability of funds for draw down from the Line of Credit is subject to the discretion of Ms. Moores.

On October 12, 2017, we received $25,000 from the Line of Credit pursuant to a Promissory Note (the “Note”). The principal and accrued interest on the Note is payable on October 12, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Soles, Heyn & Company (2017) and Scrudato & Co, P.A. (2016)., for the audit of Lockbox Link, Inc. annual financial statement and review of financial statements included in Lockbox Link’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,490 for the fiscal year ended 2017 and $4,400 for fiscal year ended 2016.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Lockbox Link’s financial statements that are not reported above were $0 for fiscal years ended 2017 and 2016.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ended 2017 and 2016.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2017 and 2016.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

The following table includes all fees billed for auditing and any other services provided to us by Soles, Heyn & Company, LLP for the fiscal years ended December 31 2017 and 2016:

	2017	2016
Audit Fees- Soles, Heyn Audit fees - Scrudato & Co, P.A.,	$10,490	$4,400
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,490	$4,400

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

LOCKBOX LINK INC.

Dated: February 23, 2018	By:	Natalie Moores
Natalie Moores, President and Chief Executive Officer and Chief Financial Officer