Form 10-K/A
period 2017-12-31
Lockbox Link, Inc.
filed 2018-03-20
CIK 1613489

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

No market value has been computed based upon the fact that no active trading market has been established as of February 23, 2018

This filing has been amended to include the audit report of the independent registered public accounting firm and to properly reflect all fees billed for auditing and any other services provided to us by Soles, Heyn & Company, LLP for the fiscal years ended December 31 2017 and 2016: There were no other changes.

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

ITEM 8. FINANCIAL AND SUPPLEMENTARY DATA.

LOCKBOX LINK INC.

Financial Statements

For the Years Ended December 31, 2017 and 2016

SOLES, HEYN & COMPANY
Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lockbox Link, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lockbox Link, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2017, the Company had accumulated losses of approximately $115,000, has generated net losses and negative operating cash flows, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company's auditor since 2016.

Soles, Heyn & Company, LLP

Soles, Heyn & Company LLP
West Palm Beach, Florida
February 23, 2018

120 S. Olive Ave., Suite 501, W. Palm Beach, FL 33401 | Phone: 561-429-6625 | Fax: 1-888-726-9029
Member AICPA www.SolesHeynCPA.com Member FICPA

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

The following table includes all fees billed for auditing and any other services provided to us by Soles, Heyn & Company, LLP for the fiscal years ended December 31 2017 and 2016:

	2017	2016
Audit fees - Soles, Heyn	$10,490	$4,400
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,490	$4,400

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

LOCKBOX LINK INC.

Dated: March 16, 2018	By:	Natalie Moores
Natalie Moores, President and Chief Executive Officer and Chief Financial Officer