Form 10-Q
period 2018-03-31
Lockbox Link, Inc.
filed 2018-05-14
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

Commission File Number:

LOCKBOX LINK, INC.
(Name of issuer in its charter)

Nevada	7372	46-5441197
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

123 W. Nye Lane, Ste. 129
Carson City, NV 89706
858-353-9199
Address and telephone number of principal executive offices and principal place of business

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

Class	Outstanding at May 11, 2018
Common stock, $0.001 par value	5,444,500

PART 1 –- FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

LOCKBOX LINK, INC.

UNAUDITED CONDENSED BALANCE SHEETS

As of March 31, 2018 and December 31, 2017

	2018	2017
ASSETS
Current assets
Cash in bank	$24,490	$-
Receivables from related party	-	40,200
Prepaid expenses	5,312	7,525
Total assets	$29,802	$47,725

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$737	$1,889
Line of Credit - related party (including interest of $1,123 & $704)	22,073	21,654
Notes payable - related party	25,411	25,000
Total current liabilities	48,221	48,543

Total liabilities	48,221	48,543

Commitments and Contingencies

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized,
0 issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock, par value $0.001, 100,000,000 shares, authorized,
as of March 31, 2018 and December 31, 2017	5,445	5,445
Additional paid in capital	109,155	109,155
Accumulated deficit	(133,019)	(115,418)
Total shareholders' deficit	(18,419)	(818)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$29,802	$47,725

The accompanying notes are an integral part of these condensed financial statements

LOCKBOX LINK, INC.

UNAUDITED CONDENSED INCOME STATEMENTS

For the periods ended March 31, 2018 and 2017

	2018		2017

Revenue	$-		$-

General expenses
Consulting fees	6,000		-
Professional fees	10,505		500
Operating expenses	266		36
Total general expenses	$16,771		$536

Net operating loss	$(16,771)		$(536)

Other Expenses
Interest expense	830		-

Net operating loss before taxes	(17,601)		(536)

Income taxes	$-		$-

Net loss	$(17,601)		$(536)

Loss per common share	$(0.00)	*	$(0.00)	*

Weighted average of shares outstanding	5,444,500		5,444,500

* Less than $0.01 per share

The accompanying notes are an integral part of these condensed financial statements

LOCKBOX LINK, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the periods ended March 31, 2018 and 2017

	2018	2017

Cash flows from operating activities:
Net loss	$(17,601)	$(536)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Increase in accrued interest	830	-
(Decrease) Increase in accounts payable and accrued expenses	(1,152)	501
Decrease in receivables from related party	40,200	-
Decrease in prepaid expenses	2,213	-

Net cash provided by (used in) operating activities	24,490	(35)

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Increase (Decrease) in cash and cash equivalents	24,490	(35)

Cash at the beginning of the period	-	4,004

Cash at end of period	$24,490	$3,969

The accompanying notes are an integral part of these condensed financial statements

Lockbox Link, Inc.

Notes to Unaudited Condensed Financial Statements

March 31, 2018

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

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of Company management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2018 and 2017.  The balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

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

2.Summary of Significant Accounting Policies

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

Cash and cash equivalents

For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

Lockbox Link, Inc.

Notes to Unaudited Condensed Financial Statements

March 31, 2018

2.Summary of Significant Accounting Policies (continued)

Accounts receivable

The Company evaluates credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. The Company will charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are no trade accounts receivable at March 31, 2018 or December 31, 2017.

Recognition of Revenues

In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard became effective for the Company’s fiscal year beginning January 1, 2018.

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

The Federal and state income tax returns of the Company for 2015, 2016, and 2017 are subject to examination by the Internal Revenue Service and state taxing authorities for three (3) years from the date filed.

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

Lockbox Link, Inc.

Notes to Unaudited Condensed Financial Statements

March 31, 2018

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

Level 1Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3Pricing inputs that are generally observable inputs and not corroborated by market data.

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

3.Going Concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, a negative working capital of $18,419, and an accumulated deficit of $133,019. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

4.Cash and cash equivalents

As of March 31, 2018, the Company had $24,490 in cash. We had no cash as of December 31, 2017.

5.Receivables – related party

As of December 31, 2017, the Company had a $40,200 receivable balance outstanding, including $25,000 from Notes payable (See Note 7).

As of March 31, 2018, the Company collected the receivable balance and has $0 in other receivables.

Lockbox Link, Inc.

Notes to Unaudited Condensed Financial Statements

March 31, 2018

6.Accounts payable and accrued liabilities

As of March 31, 2018 and December 31, 2017, the Company has outstanding $737 and $1,889 in accounts payable and accrued expenses directly relating to operational expenses, legal fees, and compliance fees, respectively.

7.Loans and Notes payable – related party

As of March 31, 2018 and December 31, 2017, the Company has outstanding $22,073, including $1,123 in accrued interest, and $21,654, including $704 in accrued interest, outstanding, 8% interest rate, maturing April 2019 directly relating to operational expenses, legal fees, and compliance fees, respectively.

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

As of March 31, 2018 and December 31, 2017, the Company has outstanding $25,411, including $411 in accrued interest, and $25,000 in Notes payable – related party, respectively.

8.Stockholders’ Deficit

Common Stock

The Company is currently authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

The Company issued no shares of stock during the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, the Company has 5,444,500 shares of common stock issued and outstanding.

Preferred Stock

The Company is currently authorized to issue 10,000,000 shares of preferred stock.

The Company issued no shares of preferred stock during the three months ended March 31, 2018 or the year ended December 31, 2017. As of March 31, 2018 and December 31, 2017, the company has no shares of preferred stock issued and outstanding.

9.Related party transactions

On October 12, 2017, Natalie Moores purchased 4,500,000 shares of our common stock for $25,200 and assumed the position of President and Director.

On September 25, 2017, the Company established a $500,000 Secured Line of Credit with Natalie Moores (the "Line of Credit"). The terms of the Line of Credit provide for interest at 12% per annum on all outstanding balances and is payable in accordance with promissory notes issued in connection with each advance made pursuant to the Line of Credit. Any and all advances are secured by all of the assets of the Company. The availability of funds for draw down from the Line of Credit is subject to the discretion of Ms. Moores. In October 2017, the Company had a receivable of $25,000 pursuant to the terms of the Line of Credit. (See Note 7).

As of March 31, 2018 and December 31, 2017, the Company has outstanding $25,411, including accrued interest of $411, and $25,000 in Notes outstanding, respectively.

Lockbox Link, Inc.

Notes to Unaudited Condensed Financial Statements

March 31, 2018

10.Net loss per share

Loss per share is computed by dividing the net loss by the weighted average number of common shares of stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted loss per share were the same for the periods ended March 31, 2018 and 2017.

For the periods ended March 31, 2018 and 2017, the Company sustained losses less than $0.01 per basic and diluted share.

11.Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of March 31, 2018 and December 31, 2017 are as follows:

Deferred tax assets	2018	2017
Net operating loss carryforward	$44,092	$40,396
Less valuation allowance	(44,092)	(40,396)
Total net deferred tax assets	$-	$-

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2017 and 2016, respectively, is as follows:

	2018	2017
Tax at U.S. Statutory Rate	21.0%	35.0%
Less valuation allowance	(21.0)	(35.0)
	0.0%	0.0%

Since January 1, 2018, the effective corporate tax rate in the United States of America is a flat twenty-one percent (21%) due to the passage of the "Tax Cuts and Jobs Act" on December 20, 2017. The change in valuation allowance was approximately $3,696 for the period ended March 31, 2018.

Utilization of the Company’s net operating losses may be subject to substantial limitations if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Service Code and similar state provisions.

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

Critical Accounting Policies and Estimates

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

Revenue Recognition

Sales will be recorded when users of the developed product subscribe to the service and payment is processed. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Our company has not made any sales as of March 31, 2018.

Results of Operations

Three Months Ended March 31, 2018 compared to the three months ended March 31, 2017.

At this time, we have not generated any revenues. The Company is still developing the software, which will be our core product.

Professional fees, general and administrative expenses, and legal and financial expenses were $16,771, with interest expense of $830, for a net loss of $17,601 for the three months ending March 31, 2018. Our expenses for the three-month period ending March 31, 2017 were $536.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, a working capital deficit of $18,149, and an accumulated deficit of $133,019.

As of March 31, 2018 the Company had $24,490 in cash with availability on our related party line of credit with Natalie Moores of $475,000. We had a working capital deficit of $18,419. On October 12, 2017, the Company received $25,000 from the Line of Credit.

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

Since inception, the Company has financed its activities principally from shareholder equity investments. The Company intends on financing its future development activities and its working capital needs largely from the sale of debt and equity securities, debt financing and loans from private individuals, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful in achieving its financing goals at reasonably commercial terms, if at all.

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

Off-Balance Sheet Arrangements

The Company is not currently engaged in any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2018, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Item 4T. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was not effective as of March 31, 2018.

(b)Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOCKBOX LINK, INC.
(Registrant)

Date: May 11, 2018	By:	/s/ Natalie Moores
Natalie Moores
CEO and Principal Accounting Officer