Form 10-Q
period 2018-06-30
Lockbox Link, Inc.
filed 2018-08-10
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

Class	Outstanding at July 31, 2018
Common stock, $0.001 par value	5,444,500

PART 1 –- FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

LOCKBOX LINK, INC.

CONSOLIDATED BALANCE SHEET

For the period ended June 30, 2018 and the year ended December 31, 2017

(UNAUDITED)

	2018	2017
ASSETS
Current assets
Cash in bank	$7,622	$-
Receivable from related party	-	40,200
Prepaid expenses	11,937	7,525
Total assets	$19,559	$47,725

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$-	$1,889
Line of Credit - related party (including interest of $1,542 and $704)	22,492	21,654
Notes payable -related party	26,161	25,000
Total liabilities	48,653	48,543

COMMITMENTS AND CONTINGENCIES

Shareholders’ deficit
Preferred stock, 10,000,000 shares authorized,
0 issued and outstanding as of June 30, 2018
and December 31, 2017	-	-
Common stock, 100,000,000 shares, par value $0.001,
authorized, 5,444,500 issued and outstanding
as of June 30, 2018 and December 31, 2017	5,445	5,445
Additional paid in capital	109,155	109,155
Accumulated deficit	(143,694)	(115,418)
Total shareholders’ deficit	(29,094)	(818)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$19,559	$47,725

See notes to unaudited condensed financial statements.

LOCKBOX LINK, INC.

CONDENSED STATEMENT OF OPERATIONS

For the periods ended June 30, 2018 and 2017

(UNAUDITED)

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018	2017

Revenue	$-		$-		$-	$-

General expenses
Consulting fees	6,000		-		12,000	-
Professional fees	2,547		12,203		13,052	12,703
Operating expenses	959		36		1,225	72
Total general expenses	9,506		12,239		26,277	12,775

Other income/expenses
Interest expense-related party	1,169		122		1,999	122

Net loss before taxes	(10,675)		(12,361)		(28,276)	(12,897)

Income taxes	-		-		-	-

Net loss	$(10,675)		$(12,361)		$(28,276)	$(12,897)

Loss per common share	$(0.00)	*	$(0.00)	*	$(0.01)	$(0.00)	*

Weighted average of common shares outstanding	5,444,500		5,444,500		5,444,500	5,444,500

* Less than $0.01 per share

See notes to unaudited condensed financial statements.

LOCKBOX LINK, INC.

CONDENSED STATEMENT OF CASH FLOWS

For the Six Month periods ended June 30, 2018 and 2017

(UNAUDITED)

	2018	2017
Cash flows from operating activities:
Net loss	$(28,276)	$(12,897)
Adjustment to reconcile net loss to net cash used in operating activities
Decrease in receivables from related parties	40,200	-
Increase in prepaid expenses	(4,412)	-
Increase in accounts payable and accrued expenses	(1,889)	2,406
Increase in payable and accrued interest	1,999	122
Net cash provided by (used in) operating activities	7,622	(10,369)

Cash flows from investing activities:	-	-

Cash flows realized from financing activities: Proceeds from Note payable related party	-	7,546
Cash flows realized from financing activities	-	7,546

Increase (Decrease) in cash and cash equivalents	7,622	(2,823)

Cash at the beginning of the period	-	4,004

Cash at end of period	$7,622	$1,181

See notes to unaudited condensed financial statements

Lockbox Link, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2018

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

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of Company management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2018 and the results of operations and cash flows for the six months ended June 30, 2018 and 2017.  The balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

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

Cash and cash equivalents

For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

Lockbox Link, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2018

1.Organization and basis of presentation (continued)

Accounts receivable

The Company evaluates credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. The Company will charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are no trade accounts receivable at June 30, 2018 or December 31, 2017.

2.Summary of Significant Accounting Policies

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

The Federal and state income tax returns of the Company for 2015 and 2016 are subject to examination by the Internal Revenue Service and state taxing authorities for three (3) years from the date filed. Our 2017 tax year remains open to investigation by the IRS.

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

Lockbox Link, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2018

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

3.Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, a working capital deficiency of $29,094, and an accumulated deficit of $143,694. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

4.Cash and cash equivalents

As of June 30, 2018, the Company had $7,622 in cash. We had no cash as of December 31, 2017.

5.Receivables – related party

As of December 31, 2017, the Company had a $40,200 receivable balance outstanding.

As of June 30, 2018, the Company collected the receivable balance.

Lockbox Link, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2018

6.Accounts payable and accrued liabilities

As of June 30, 2018 and December 31, 2017, the Company has outstanding $-0- and $1,889 in accounts payable and accrued expenses directly relating to operational expenses, legal fees, and compliance fees, respectively.

7.Loans and Notes payable – related party

As of June 30, 2018 and December 31, 2017, the Company has outstanding $22,492, including $1,542 in accrued interest, and $21,654, including $704 in accrued interest, outstanding, 8% interest rate, maturing April 2019 directly relating to operational expenses, legal fees, and compliance fees, respectively.

On September 25, 2017, the Company established a $500,000 Secured Line of Credit Agreement with Natalie Moores (the “Line of Credit”). The terms of the Line of Credit provide for interest at 12% per annum on all outstanding balances and is payable in accordance with promissory notes issued in connection with each advance made pursuant to the Line of Credit. Any and all advances are secured by all of the assets of the Company. The availability of funds for draw down from the Line of Credit is subject to the discretion of Ms. Moores. In October 2017, the Company was advanced $25,000 pursuant to the terms of the Line of Credit.

As of June 30, 2018 and December 31, 2017, the Company has outstanding $26,161, including $1,161 in accrued interest, and $25,000 in Notes payable – related party, respectively.

8.Stockholders’ Deficit

Common Stock

The Company is currently authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

The Company issued no shares of stock during the six months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, the Company has 5,444,500 shares of common stock issued and outstanding.

Preferred Stock

The Company is currently authorized to issue 10,000,000 shares of preferred stock.

The Company issued no shares of preferred stock during the six months ended June, 2018 or the year ended December 31, 2017. As of June 30, 2018 and December 31, 2017, the company has no shares of preferred stock issued and outstanding.

9.Related party transactions not disclosed elsewhere

On October 12, 2017, Natalie Moores purchased 4,500,000 shares of our common stock for $25,200 and assumed the position of President and Director.

On September 25, 2017, the Company established a $500,000 Secured Line of Credit with Natalie Moores (the “Line of Credit”). The terms of the Line of Credit provide for interest at 12% per annum on all outstanding balances and is payable in accordance with promissory notes issued in connection with each advance made pursuant to the Line of Credit. Any and all advances are secured by all of the assets of the Company. The availability of funds for draw down from the Line of Credit is subject to the discretion of Ms. Moores. In October 2017, the Company had a receivable of $25,000 pursuant to the terms of the Line of Credit. (See Note 7).

Lockbox Link, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2018

10.Net loss per share

Loss per share is computed by dividing the net loss by the weighted average number of common shares of stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted loss per share were the same for the periods ended June 30, 2018 and 2017.

For the periods ended June 30, 2018 and 2017, the Company sustained losses less than $0.01 per basic and diluted share.

11.Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of June 30, 2018 and December 31, 2017 are as follows:

Deferred tax assets	2018	2017

Net operating loss carryforward	$30,176	$40,396
Less valuation allowance	(30,176)	(40,396)
Total net deferred tax assets	-	-

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2018 and 2017, respectively, is as follows:

	2018	2017
Tax at U.S. Statutory Rate	21.0%	35.0%
Less valuation allowance	(21.0)	(35.0)
	0.0%	0.0%

Since January 1, 2018, the effective corporate tax rate in the United States of America is a flat twenty-one percent (21%) due to the passage of the “Tax Cuts and Jobs Act” in the fourth quarter 2017. The change in valuation allowance was approximately $10,220 for the period ended June 30, 2018.

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

Revenue Recognition

Sales will be recorded when the users of the promised developed product services are transferred to customers in an amount that reflects the consideration that is expected to be received for those services. Our company has not made any sales as of June 30, 2018.

Results of Operations

Three Months Ended June 30, 2018 compared to the three months ended June 30, 2017.

At this time, we have not generated any revenues. The Company is still developing the software, which will be our core product.

Professional fees, general and administrative expenses, and legal and financial expenses were $9,506, with interest expense of $1,169, for a net loss of $10,675 for the three months ending June 30, 2018. Our expenses for the three-month period ending June 30, 2017 were $12,361.

Six Months Ended June 30, 2018 compared to the six months ended June 30, 2017.

At this time, we have not generated any revenues. The Company is still developing the software, which will be our core product.

Professional fees, general and administrative expenses, and legal and financial expenses were $26,277, with interest expense of $1,999, for a net loss of 28,276 for the six months ending June 30, 2018. Our expenses for the six-month period ending June 30, 2017 were $12,897.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, a working capital deficit of $29,094, and an accumulated deficit of $143,694.

As of June 30, 2018 the Company had $7,622 in cash with remaining availability on our related party line of credit with Natalie Moores of $475,000. We had a working capital deficit of $29,094. On October 12, 2017, the Company received $25,000 from the Line of Credit.

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

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2018, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was not effective as of June 30, 2018.

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

LOCKBOX LINK, INC.
(Registrant)

Date: August 10, 2018	By:	/s/ Natalie Moores
Natalie Moores
CEO and Principal Accounting Officer