Form 10-Q
period 2018-09-30
Lockbox Link, Inc.
filed 2018-10-30
CIK 1613489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

Class	Outstanding at October 1, 2018
Common stock, $0.001 par value	5,444,500

PART 1 –- FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

LOCKBOX LINK, INC.

CONDENSED BALANCE SHEET

For the period ended September 30, 2018 and the year ended December 31, 2017

(UNAUDITED)

	2018	2017
ASSETS
Current assets
Cash in bank	$1,572	$-
Receivable from related party	-	40,200
Prepaid expenses	11,937	7,525
Total assets	$13,509	$47,725

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,132	$1,889
Notes payable - related party (including interest of $1,961 and $704)	22,911	21,654
Line of Credit -related party	26,911	25,000
Total liabilities	51,954	48,543

COMMITMENTS AND CONTINGENCIES

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized,
0 issued and outstanding as of September 30, 2018	-	-
and December 31, 2017
Common stock, 100,000,000 shares, par value $0.001,
authorized, 5,444,500 issued and outstanding
as of September 30, 2018 and December 31, 2017	5,445	5,445
Additional paid in capital	109,155	109,155
Accumulated deficit	(153,045)	(115,418)
Total shareholders' deficit	(38,445)	(818)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$13,509	$47,725

See notes to unaudited condensed financial statements

LOCKBOX LINK, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the periods ended September 30, 2018 and 2017

(UNAUDITED)

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017

Revenue	$-		$-		$-		$-

General expenses
Consulting fees	6,000		-		18,000		-
Professional fees	2,132		645		15,185		13,348
Operating expenses	50		250		1,275		322
Total general expenses	8,182		895		34,460		13,670

Other income/expenses
Interest expense-related party	1,169		160		3,168		282

Net loss before taxes	(9,351)		(1,055)		(37,628)		(13,952)

Income taxes	-		-		-		-

Net loss	$(9,351)		$(1,055)		$(37,628)		$(13,952)

Loss per common share	$(0.00)	*	$(0.00)	*	$(0.00)	*	$(0.00)	*

Weighted average of shares outstanding	5,444,500		5,444,500		5,444,500		5,444,500

* Less than $0.01 per share

See notes to unaudited condensed financial statements

LOCKBOX LINK, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the periods ended September 30, 2018 and 2017

(UNAUDITED)

	2018	2017
Cash flows from operating activities:
Net loss	$(37,628)	$(13,952)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Decrease in receivables from related parties	40,200	-
Increase (decrease) in prepaid expenses	(4,412)	-
Increase (decrease) in accounts payable and accrued expenses	243	(9,902)
Increase in accrued interest	3,168	-
Net cash provided by (used in) operating activities	1,571	(23,854)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from note payable-related party	-	20,480
Cash flows provided from financing activities:	-	20,480

Increase (decrease) in cash and cash equivalents	1,571	(3,374)

Cash at the beginning of the period	-	4,004

Cash at end of period	$1,571	$630

See notes to unaudited condensed financial statements

Lockbox Link, Inc.

Footnotes to the Unaudited Condensed Financial Statements

September 30, 2018 and December 31, 2017

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

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of Company management, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2018 and the results of operations and cash flows for the nine months ended September 30, 2018 and 2017.  The balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

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

Cash and cash equivalents

For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

Accounts receivable

The Company evaluates credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor. The Company will charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are no trade accounts receivable at September 30, 2018 and December 31, 2017.

2.Summary of Significant Accounting Policies (continued)

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

3.Going Concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, a negative working capital of $38,445, and an accumulated deficit of $153,045. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement its business plan or that any assumptions relating to its business plan will prove accurate. The financial statements of the Company do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

4.Receivables – related party

As of December 31, 2017, the Company had a $40,200 receivable balance outstanding, including $25,000 from Notes payable (See Note 7).

As of September 30, 2018, the Company collected the receivable balance and has $0 in other receivables.

5.Accounts payable and accrued liabilities

As of September 30, 2018 and December 31, 2017, the Company has outstanding $2,132 and $1,889 in accounts payable and accrued expenses directly relating to operational expenses, legal fees, and compliance fees, respectively.

6.Loans and Notes payable – related party

As of September 30, 2018 and December 31, 2017, the Company has a loan payable from a related party with an outstanding of $22,911, including $1,961 in accrued interest, and $21,654, including $704 in accrued interest, 8% interest rate, maturing April 2019 directly relating to operational expenses, legal fees, and compliance fees, respectively.

In October 2017, the Company received $25,000 pursuant to the terms of the Line of Credit. As of September 30, 2018, the Company has an outstanding balance of $26,911, including $1,911 in accrued interest.

7.Stockholders’ Deficit

Common Stock

The Company is currently authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.

The Company issued no shares of stock during the nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, the Company has 5,444,500 shares of common stock issued and outstanding.

Preferred Stock

The Company is currently authorized to issue 10,000,000 shares of preferred stock.

The Company issued no shares of preferred stock during the nine months ended September 30, 2018 or the year ended December 31, 2017. As of September 30, 2018 and December 31, 2017, the company has no shares of preferred stock issued and outstanding.

8.Related party transactions

On October 12, 2017, Natalie Moores purchased 4,500,000 shares of our common stock for $25,200 and assumed the position of President and Director.

9.Net loss per share

Loss per share is computed by dividing the net loss by the weighted average number of common shares of stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Basic and diluted loss per share were the same for the periods ended September 30, 2018 and 2017. At September 30, 2018, there were no common stock equivalents outstanding.

For the periods ended September 30, 2018 and 2017, the Company sustained losses less than $0.01 per basic and diluted share.

10.Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of September 30, 2018 and December 31, 2017 are as follows:

Deferred tax assets	2018	2017

Net operating loss carryforward	$32,140	$40,396
Less valuation allowance	(32,140)	(40,396)
Total net deferred tax assets	-	-

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2018 and 2017, respectively, is as follows:

	2018	2017
Tax at U.S. Statutory Rate	21.0%	35.0%
Less valuation allowance	(21.0)	(35.0)
	0.0%	0.0%

Since January 1, 2018, the effective corporate tax rate in the United States of America is a flat twenty-one percent (21%) due to the passage of the "Tax Cuts and Jobs Act" on December 20, 2017. The change in valuation allowance was approximately $8,256 for the period ended September 30, 2018.

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

Revenue Recognition

Sales will be recorded when users of the promised developed product services are transferred to customers in an amount that reflects the consideration that is expected to be received for those services. Our company has not made any sales as of September 30, 2018.

Results of Operations

Three Months Ended September 30, 2018 compared to the three months ended September 30, 2017.

At this time, we have not generated any revenues. The Company is still developing the software, which will be our core product.

Professional fees, general and administrative expenses, and legal and financial expenses were $8,182, with interest expense of $1,169, for a net loss of $9,351 for the three months ending September 30, 2018. Our expenses for the three-month period ending September 30, 2017 were $1,055 including $160 in interest expense.

Nine Months Ended September 30, 2018 compared to the nine months ended September 30, 2017.

At this time, we have not generated any revenues. The Company is still developing the software, which will be our core product.

Professional fees, general and administrative expenses, and legal and financial expenses were $34,460, with interest expense of $3,168, for a net loss of $37,628 for the nine months ending September 30, 2018. Our expenses for the nine-month period ending September 30, 2017 were $13,952 including $282 in interest expense.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, a working capital deficit of $38,445, and an accumulated deficit of $153,045.

As of September 30, 2018 the Company had $1,572 in cash with availability on our related party line of credit with Natalie Moores of $475,000.  We had a working capital deficit of $38,445. On October 12, 2017, the Company received $25,000 from the Line of Credit.

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

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was not effective as of September 30, 2018.

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

LOCKBOX LINK, INC.
(Registrant)

Date: October 30, 2018	By:	/s/ Natalie Moores
Natalie Moores
CEO and Principal Accounting Officer